Form 10QSB
period 2006-09-30
Gentor Resources, Inc.
filed 2006-12-29
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-130386

Gentor Resources, Inc.

--------------------------------

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-267977 (IRS Employer Identification No.)

1 Alder Gulch Road

Virginia City, Montana 59755

-------------------------------------------------------------

(Address of principal executive offices)

(406) 843-5390

--------------

(Issuer’s telephone number)

n/a

------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]   NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [  ]   NO [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of December 15, 2006, there were 700,000 shares of the registrant's $0.0001par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

YES [  ]   NO [ X ]

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

(a) Balance Sheets as at September 30, 2006 (unaudited) and December 31, 2005

(b) Statements of Operations and Deficit (unaudited) for the nine month period ended September 30, 2006, for the period from March 24, 2005 (inception) to September 30, 2006 and for the cumulative from inception on March 24, 2005 to September 30, 2006

(c)  Statements of Cash Flows (unaudited) for the nine month period ended September 30, 2006, for the period from March 24, 2005 (inception) to September 30, 2006 and for the cumulative from inception on March 24, 2005 to September 30, 2006

(d)  Notes to the Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Item 3.

Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.

Defaults upon Senior Securities.

Item 4.

Submission of Matters to a Vote of Security Holders.

Item 5.

Other Information.

Item 6.

Exhibit.

SIGNATURES

Item 1.

Financial Statements.

(a)

Balance Sheets as at September 30, 2006 (unaudited) and December 31, 2005

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	September 30, 2006 (unaudited)	December 31, 2005 (audited)
Current
Cash & cash equivalents (note 3)	$8,478	$19,441
Total current assets	8,478	19,441

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	120,610	67,078
Due to related parties (note 4)	36,628	-
Total Current Liabilities	157,238	67,078

SHAREHOLDERS’ EQUITY
Authorized 1,500,000 Common shares, $0.0001 par value 500,000 Preferred shares, $0.0001 par value
Issued and outstanding
500,000 common shares (note 5)	50	50
Paid-in capital	49,950	49,950
Deficit accumulated during exploration stage	(198,760)	(97,637)
Shareholder Equity (Deficiency)	(148,760)	(47,637)
Total liabilities and shareholder deficit	$8,478	$19,441

See accompanying summary of accounting policies and notes to financial statements.

(b) Statements of Operations and Deficit (unaudited) for the nine month period ended September 30, 2006, for the period from March 24, 2005 (inception) to September 30, 2006 and for the cumulative from inception on March 24, 2005 to September 30, 2006

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	Three month period ended September 30,		For the nine month period ended September 30,	For the period from March 24, 2005 (inception) to September 30,	Cumulative from inception on March 24, 2005 to September 30, 2006
	2006	2005	2006	2005
Expenses
Mineral properties	$-	$-	$7,500	$7,500	$15,000
Consulting fees - related parties	-	1,400	-	7,400	7,400
Consulting fees - others	-	-	-	4,409	4,409
Legal fees and audit	25,813	36,139	90,159	41,703	167,238
General and administrative expenses	-	802	3,645	1,432	5,076
	(25,813)	(38,341)	(101,304)	(62,444)	(199,123)
Interest income	23	72	181	106	363
Net loss for the period	(25,790)	(38,269)	(101,123)	(62,338)	(198,760)
Deficit, beginning of the period	(172,970)	(24,069)	(97,637)	-	-
Deficit, end of period	(198,760)	(62,338)	(198,760)	(62,338)	(198,760)
Basic and diluted loss per common share	($0.05)	($0.08)	($0.20)	($0.12)
Weighted average number of shares	500,000	500,000	500,000	500,000

See accompanying summary of accounting policies and notes to financial statements.

(c)  Statements of Cash Flows (unaudited) for the nine month period ended September 30, 2006, for the period from March 24, 2005 (inception) to September 30, 2006 and for the cumulative from inception on March 24, 2005 to September 30, 2006

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the nine month period ended September 30,	For the period from March 24, 2005 (inception) to September 30,	Cumulative from inception on March 24, 2005 to September 30,
	2006	2005	2006
CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	($101,123)	($62,338)	($198,760)
Change in non cash working capital balance
Accounts payable	53,532	31,703	122,828
Advances	-	-	(2,218)

	(47,581)	(30,635)	(78,150)
Financing activities:
Due to related parties	36,628	-	36,628
Common shares issued	-	50,000	50,000

Net increase (decrease) in cash & cash equivalents	(10,963)	19,365	8,478
Cash & cash equivalents, beginning of the period	19,44	-	-
Cash & cash equivalents, end of the period	$8,478	$19,365	$8,478
SUPPLEMENTARY CASH FLOW INFORMATION
Cash received for interest	$181	$106	$363

See accompanying summary of accounting policies and notes to financial statements.

(d)

Notes to Financial Statements

GENTOR RESOURCES, INC.

(An Exploration State Company)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage company formed for the purpose of prospecting and developing mineral properties.  During the period, the company purchased option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims (“the Mining Claims”), located in the Jefferson County, State of Montana.  To date, the Company's activities have been limited to its formation and the raising of equity capital.  At present, management is devoting most of its activities to getting an SB-2 Registration Statement declared effective.  At present, management is devoting most of its activities to getting an SB-2 Registration Statement declared effective (see note 6 - subsequent events).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2006, the company has a loss from operations of $101,123 and accumulated deficit of $198,760.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements for the year ending December 31, 2006.

The Company's continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, explore and develop the mining properties and the discovery, development and sale of ore reserves.

The Company plans to apply for an SB-2 Registration Statement and intends to raise additional funding through public or private place offerings.  Funding may not be available at all or at terms that are acceptable to the Company. Funding may not be available at all or at terms that are acceptable to the Company (see note 6 - subsequent events).

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

2.

BASIS OF PRESENTATION

In the opinion of management, these unaudited financial statements of the Company have been prepared on a consistent basis with the December 31, 2005 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2006 and the results of operations and cash flows for the nine months period ended September 30, 2006 in accordance with generally accepted accounting principles in the United States. These financial statements should be read in conjunction with the Company's December 31, 2005 audited financial statements and the notes thereto.

3.

CASH AND CASH EQUIVALENTS

Bank account

$ 3,413

Cash on short term deposit

$ 5,065

----------

$ 8,478

----------

The term deposit matures on October 23, 2006 and bears interest at 2.75%.

4.

RELATED PARTIES TRANSACTIONS

During the nine month period ended September 30, 2006, a corporation wholly owned by a major shareholder of the Company advanced $36,628 to the Company for working capital purposes.

This advance payable is unsecured, non-interest bearing and payable on demand.

5.

SHARE CAPITAL

The authorized share capital of the Company consists of 500,000 preferred shares and 1,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued is series with distinctive serial designations.

Currently, the Company has outstanding 500,000 common shares and no preferred shares. These were issued on incorporation March 24, 2005.

6.

SUBSEQUENT EVENTS

On December 15, 2006, the Company issued a press release announcing that it has sold 200,000 shares of its common stock, $0.0001 par value, at a price of $5.00 per share pursuant to its registration statement on Form SB-2, declared effective by the Securities and Exchange Commission on November 13, 2006.

7.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109, ("FIN 48"), which clarifies the accounting and disclosure requirements for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective as of the beginning of the Company's fiscal year 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or result of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires employers to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has no defined benefit pension plans.

Item 2.

Plan of Operation.

Cautionary Statement Regarding Forward-looking Statements

The following discussion of our financial condition and plan of operation should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this report. The discussion may contain “forward looking” statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we “believe”, “anticipate”, “expect”, or “plan to”, as well as, other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those”Risk Factors” disclosed in our Registration Statement on Form SB-2 that was filed with the Securities & Exchange Commission (the “SEC”) on October 27, 2006. We do not intend to update these forward looking statements.

Overview

In this report, references to “we,” “us”, “our” and the “Company” refer to Gentor Resources, Inc.  We are a Florida corporation formed under the name of Gentor Resources, Inc. on March 24, 2005.  We are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) which means that we are engaged in the search for mineral deposits (reserves) which are not either in the development or production stage.

Our objective is to be in the business of gold exploration. We have entered into an Amended and Restated Mining Exploration and Option Agreement (the “Option Agreement”) with Hartmut W. and Inga M. Baitis (the “Claim Owner”) which relates to six (6) unpatented mining claims, Gold #1 through Gold #6 (collectively, the “Subject Claims”) owned by the Claim Owner within the Delmoe Lake Property (the “Property”). The Option Agreement grants us the exclusive right to enter the Property for the purpose of exploring and developing  the Subject Claims, as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Property is located in southwest Montana approximately 25 miles east of Butte in Sections 14 and 15, Township 3 North, Range 6 West, within the Homestake Mining District of Jefferson County, Montana.

There is little information available on the history of the Property or surrounding area prior to 1981. During 1981, Noranda Exploration Company (“Noranda”) conducted surface and underground testing of rock on the Property and during 1992, Independence Mining conducted surface and underground testing of rock on the Property.   The reports of Noranda and Independence Mining appear to indicate anomalous values of gold within the Property.  We engaged Roscoe Postle Associates, Inc. (“RPA”), a qualified mining consultant to prepare a technical report on the Property and such report was issued to us on April 26, 2005.  The report indicates  that RPA reviewed the sampling reports of Noranda and Independence Mining and determined (i) that the sampling technique utilized by each of Noranda and Independence Mining was acceptable and, in general, appeared to meet accepted industry standards; (ii) that the analyses methods carried out by each of Noranda and Independence Mining were according to accepted industry standards using accepted practices; and that (iii) RPA had no reason to believe that previous assays relied upon in the technical report provided to us were biased in any way.

The Property is considered to be at the grass-roots exploration stage, and we cannot provide any assurance that the Subject Claims contain any gold.   Further, if it were determined that the Subject Claims contained  gold, we can provide no assurance that the exploration, development and/or extraction thereof would prove to be “Commercially Viable”, that is, that the potential quantity of gold and its market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such gold deposits, would justify a  decision to do so.

Plan of Operation

Our objective is to conduct a two (2) phase exploration program of the Subject Claims to assess whether they possess any Commercially Viable gold-bearing mineral deposits.  Phase 1 of our exploration program will generally consist or surface exploration and Phase 2 of our exploration program will generally consist of a drilling program. We will not undertake Phase 2 of our exploration program until we complete Phase 1 of our exploration program.  If we commence Phase 2 of our exploration program we may, prior to the completion of Phase 2 of our exploration program, determine that Commercial Viable gold deposits do not exist within the Subject Claims in which event we anticipate that we will end Phase 2 of our exploration program.  Even if we commence and complete Phase 2 of our exploration program, we may not be able to determine if Commercially Viable gold deposits exist within the Subject Claims or if additional exploration is required to make such determination.

If the results, data and analysis derived from our Phase 1 exploration program do not indicate the then presence of Commercially Viable gold deposits, we anticipate that we would not commence our Phase 2 exploration program and that we would either terminate our rights under the Option Agreement or, since the continuation of payments required under the Option Agreements are relatively inexpensive, retain our interest in the Option Agreements in anticipation of more favorable gold prices that may justify further development of the Subject Claims.

If the results, data and analysis derived from our Phase 1 exploration program indicate the presence of Commercially Viable gold deposits, and if we deem it appropriate to further identify and recover any such gold deposits, we expect to proceed with our Phase 2 exploration program.

If we complete Phase 2 of our exploration program, we expect that our Directors, each of whom has mining expertise, will assess and review the results, data and analysis derived from Phase 2 of our exploration program.  If the results, data and analysis derived from Phase 2 of our exploration program indicate that there is a  limited probability of a Commercially Viable deposit of gold, we anticipate that we would terminate our Phase 2 exploration program and that we might terminate our rights under the Option Agreement or, since the continuation of payments required under the Option Agreements are relatively inexpensive, retain our interest in the Option Agreement in anticipation of more favorable gold prices that may justify further development of the Subject Claims.  In either event, we expect that we would utilize any of our remaining funds to assess and acquire other properties.

However, if the results, data and analysis derived from Phase 2 of our exploration program indicate the appearance Commercially Viable gold deposits, and since we are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)), we anticipate that our Directors will determine whether to dispose of our interests in the Option Agreement to the highest bidder, or sell a portion of our  interests in the Option Agreement to a joint venture partner with the necessary expertise, staff, organization and financial resources to develop the Subject Claims to the mining stage. In the event that we dispose of our interest in the Option Agreement to the highest bidder, we intend to utilize such proceeds and any of our remaining funds to assess and acquire other properties.

Since we received the proceeds from the sale of 200,000 shares of Common Stock as described in our Registration Statement on Form SB-2 (please see the section entitled “Use of Proceeds” for further discussion of our Registration Statement on Form SB-2), we believe that we have adequate funds to commence and complete Phase 1 of our exploration program and, if  appropriate, undertake a full Phase 2 drilling program.  During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the Subject Claims:

First, we intend to conduct Phase 1 of our exploration program in accordance with the recommendations set forth in the report of RPA.  Phase 1 of our exploration program will include the cleaning out and shoring up of the existing hillside tunnels that were excavated in the past, the digging of trenches and pits throughout the earth overlaying the bedrock in order to expose the bedrock, the collection of bedrock samples and analysis (assaying) of these samples, the repair of the road leading to the Property, surveying and engaging a geologist or a mining engineer to report on the rock structures, bonding and reclamation of any disturbed areas.  Based on the report prepared by RPA, we estimate that it will cost approximately $140,000 and take about three (3) months to conduct our Phase 1 exploration program after commencment.  We hope to commence our Phase 1 exploration program within the 2006 calendar year. In light of our limited financial and employee resources, we intend to engage the services of local contractors and lease equipment and machinery on a short term basis in order to conduct and execute Phase 1 of our exploration program. We anticipate that one or more of our directors will oversee much of the exploration work which is expected to include up-grading the access road, cleaning out ditches and trenches, cleaning out and securing the existing hillside tunnels that were used to gain access to the mineralized rock and reclaiming and cleaning up other ground disturbances to the satisfaction of the United States Forest Service

Second, after completion of Phase 1 of our exploration program, we intend to assess and analyze the results from Phase 1 of our exploration program to determine whether or not to proceed with the Phase 2 exploration program.  We estimate that it will cost approximately $2,000 to analyze the results of Phase 1 of our exploration program, and that it will take about two (2) weeks to conduct such analysis.

Third, if the preliminary results of Phase 1 of our exploration program show the results indicated above, then we intend to obtain another work permit (the “Second Permit”) from the United States Forest Service, Jefferson Ranger District, Whitehall, Montana, in order to conduct Phase 2 of our exploration program.  Phase 2 of our exploration program will include a drilling program.  We estimate that it will cost approximately $5,000 and take approximately two (2) weeks to prepare and submit the application for the Second Permit.  If justified, we anticipate that we will file for the Second Permit application within thirty (30) days after we obtain our Phase 1 results, and we hope that the Second Permit will be issued within seven (7) months after the submission of our application.

Fourth, if the preliminary results of Phase 1 of our exploration program show the results indicated above and if we are able to obtain the Second Permit, we intend to conduct Phase 2 of our exploration program.  The Phase 2 exploration program will consist of drilling holes into the bedrock and the examination and analysis of the bedrock samples collected from the drilled holes in order to determine the geology and identify the presence, if any, of gold beneath the surface of the bedrock. Based on the report from RPA, we estimate that it will cost approximately $140,000 to complete a portion of the Phase 2 exploration program and $340,000 to complete the entire Phase 2 exploration program.  We anticipate that it will take about three (3) months to conduct the Phase 2  exploration program after commencment. If warranted and assuming that we have sufficient financial resources, we anticipate that we would commence Phase 2 of our exploration program during the calendar year 2007 and anticipate that it will be completed within three (3) months after commencement.

As of the date of this report, we have executed certain required contracts, and mobilization of certain heavy equipment and work crews is presently under way to re-open three adits on the main zone of the Property and to excavate trenches across that zone in two locations as recommended by our consultants. We have has posted all bonds currently required by the Montana Department of Environmental Quality and our exploration program has been approved by the US Forest Service.

Furthermore, in connection with the execution of our plan of operation during the next twelve (12) months, (i) we do not expect to conduct any product research or development, (ii) we do not expect to purchase or sell any plant or significant equipment or machinery, and (iii) we do not expect any signigifcant change in the number of employees.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, which is the same person, we have evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that the our disclosures and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and related forms, and theat such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On November 13, 2006 (the “Effective Date”), the SEC declared our Registration Statement on Form SB-2  (the “Registration Statement”). The SEC file number assigned to the Registration Statement is 333-130386.

On November 14, 2006, we commenced our offering (the “Offering”) of up to 200,000 shares of our  Common Stock, $0.0001 par value, at a price per share of $5.00, or an aggregate Offering price of $1,000,000.  As of December 15, our Offering was completed after the sale of 200,000 shares of our Common Stock, and we received aggregate Offering proceeds of $1,000,000.

We conducted our Offering through the efforts of our President and without the use of a professional securities underwriting firm. We did not incur any expenses relative to underwriting fees or commissions. The expenses of the Offering were approximately $80,000 and none of the expenses of our Offering were paid directly or indirectly to (i) any director or officer of the Company; (ii) any person owning more than 10% or more of our Common Stock; or (iii) any of our affiliates.

Our net Offering proceeds were $920,000.  From the Effective Date through the date of this report we used our net proceeds for the following purposes: (i) approximately $91,000 was used for the repayment of indebtedness and (ii) approximately $22,000 was used as working capital.  With respect to the approximate amount of $22,000 that was spent for working capital purposes: (a) approximately $5,500 was paid to our directors for operational consulting services rendered to the Company and which amounts we believe to be in accordance with industry standard rates; and (b) approximately $2,000 was paid to our directors for reimbursement of expenses paid on behalf of the Company.  Other than the foregoing, no proceeds of our

Offering were paid directly or indirectly to (1) any director or officer of the Company; (2) any person owning more than 10% or more of our Common Stock; or (3) any of our affiliates.

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT NO.	DESCRIPTION
3.01	Articles of Incorporation(2)
3.02	Bylaws(2)
4.01	Form of Specimen Stock Certificate for the Company’s Common Stock (2)
10.01	Amended and Restated Option Agreement (2).
23.01	Consent of Edward H. Gilbert, P.A.(3)
23.02	Consent of Roscoe Postle Associates, Inc.(2).
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company(1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal financial officer of the Company(1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company(1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company(1)

____________________

(1)Filed herewith.

(2)Filed as part of the Registration Statement on Form SB-2.

(3)Filed as part of Amendment 1 to the Registration Statement on Form SB-2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: 12/29/06

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

Date: 12/29/06

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, principal financial officer