Form 10KSB
period 2006-12-31
Gentor Resources, Inc.
filed 2007-04-17
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-130386

Gentor Resources, Inc.

-------------------------------------------

(Name of Small Business Issuer in Its Charter)

Florida	20-2679777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Alder Gulch Road

Virginia City, Montana 59755

-------------------------------------------

(Address of principal executive offices)(Zip Code)

(406) 843-5390

-----------------------

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X ]   NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES [   ]   NO [ X  ]

The Issuer’s revenues for its most recent fiscal year was $0.

The aggregate market value of the voting common stock held by non-affiliates of the Issuer is  $1,000,000, based upon the sale on November 16, 2006 of 5,000,000 shares, after giving effect to a 25 to 1 split (the “March 2007 Split”) of the $0.0001 par value common stock of the Company (the “Common Stock”) which March 2007 Split occurred on March 1, 2007, at a price of $0.20 (after giving effect to the March 2007 Split) per share of Common Stock.

As of the date hereof, and after giving effect to the March 2007 Split, there were 17,500,000 shares of Common Stock of the Issuer outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  YES [  ]   NO [ X ]

TABLE OF CONTENTS

PART I.

Item 1.

Description of Business.

Item 2.

Description of Property.

Item 3.

Legal Proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Item 6.

Management's Discussion and Analysis or Plan of Operation.

Item 7.

Financial Statements.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 8A.

Controls and Procedures.

Item 8B.

Other Information.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Item 10.

Executive Compensation.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

Item 13.

Exhibits

Item 14.

Principal Accountant Fees and Services.

Signatures

Cautionary Statement Regarding Forward-looking Statements

The information provided in this report may contain “forward looking” statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we “believe”, “anticipate”, “expect”, or “plan to”, as well as, other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements.  Our actual results could differ materially from those discussed in the forward-looking statements. We do not intend to update these forward looking statements.  Furthermore, any discussion of  discussion of our financial condition and plan of operation should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this report.

PART I.

Item 1.

Description of Business.

In this report, references to “we,” “us,” “our” and the “Company” refer to Gentor Resources, Inc.  We are a Florida corporation formed under the name of Gentor Resources, Inc. on March 24, 2005.  We are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) which means that we are engaged in the search for mineral deposits (reserves) which are not either in the development or production stage. Our objective is to be in the business of gold exploration.

On May 1, 2005, we entered into a Mining Exploration and Option Agreement (the “Option Agreement”) with Hartmut W. and Inga M. Baitis (the “Claim Owner”) which relates to six (6) unpatented mining claims, Gold #1 through Gold #6 (collectively, the “Subject Claims”) owned by the Claim Owner within the Delmoe Lake Property (the “Property”). The Option Agreement grants us the exclusive right to enter the Property for the purpose of exploring and developing  the Subject Claims, as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind.

Our entire business plan is based upon the Option Agreement.  The Option Agreement, which was originally dated April 29, 2005, was amended and restated on March 30, 2006.  A memorandum of our Option Agreement has been recorded in the public records of Jefferson County, Montana.  The Option Agreement grants us exploration and mineral rights on the Property (the “Exploration and Mineral Rights”).  The Exploration and Mineral Rights provide us the exclusive right to enter the Property for the purpose of exploring and developing the Subject Claims, as well as removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Option Agreement also grants us an option (the “Option Right”) to purchase the Claim Owner’s rights to the Subject Claims for a total of $1,000,000, excluding therefrom the right of the Claim Owner to receive a two percent (2%) royalty on the net revenues generated from the sale of any metals recovered from the Subject Claims (the “Net Smelter Return”).  In the event that we exercise the Option Right, all annual payments and royalty payments under the Option Agreement will be credited against the $1,000,000 purchase price.  The Option Agreement also grants us a right of first refusal (the “Right of First Refusal”) to purchase the rights of the Claim Owner to the Net Smelter Return in the event that the Claim Owner receives a bona fide offer from a third party to purchase such rights. We made an initial payment of $7,500 upon execution of the Option Agreement and have also made an additional payment of $7,500 which was due on or before the first anniversary date of the Option Agreement.  In order to maintain our Exploration and Mineral Rights, we must make the following annual payments to the Claim Owner: $10,000 is due on each the second and third anniversary dates of the Option Agreement, and $15,000 is due on every subsequent anniversary date of the Option Agreement until the $1,000,000 purchase price for the Subject Claims are paid or the Option Agreement is terminated or cancelled.  In addition to the foregoing payments, we must pay the Net Smelter Return (i.e., an annual amount equal to 2% of the net revenues generated from the sale of the metals recovered from the Subject Claims, if any). In the event the Claim Owner notifies us that we have breached a term, condition or covenant of the Option Agreement (other than the payment of monies due and payable under the Option Agreement), then we have at least sixty (60) days (twenty (20) days for any monetary payment obligation) to cure any such breach.  If we cannot cure, or begin to cure, any such breach within the cure period, then the Claim Owner can terminate the Option Agreement. We also have the right to terminate the Option Agreement at any time, and so long as the termination date is before August 1 of any calendar year, then we do not have to pay the Annual Maintenance Fee to the to the United States Department of the Interior, Bureau of Land Management.  However, we also have the right to assign all or any of our rights in and to the Option Agreement with the consent of the Claim Owner, which consent cannot be unreasonably withheld.  In the event that we determine that there is no viable commercial production from the Subject Claims, we might sell our rights under the Option Agreement, in which event we may use any compensation derived from such sale to fund potential acquisition  and exploration opportunities as to other properties.

The Property is located in southwest Montana approximately 25 miles east of Butte in Sections 14 and 15, Township 3 North, Range 6 West, within the Homestake Mining District of Jefferson County, Montana. Infrastructure in the region around the Property appears to be good with nearby power, phone, services, hotels, restaurants, housing and an extensive pool of skilled labor.  Cellular service is available at the Property. The Property is at an altitude of between 6,600 and 7,200 feet and consists of mountainous terrain dropping south-westward into the Delmoe Lake basin.  The area is forested predominately by lodge pole pine. Weather conditions include snowfalls as early as September until as late as early June.  Average precipitation is estimated at 25 inches per annum.  Temperatures range from -50O F in January to +80O F in July.

There is little information available on the history of the Property or surrounding area prior to 1981. During 1981, Noranda Exploration Company (“Noranda”) conducted surface and underground testing of rock on the Property and during 1992, Independence Mining conducted surface and underground testing of rock on the Property.   The reports of Noranda and Independence Mining appear to indicate anomalous values of gold within the Property.  We engaged Roscoe Postle Associates, Inc. (“RPA”), a qualified mining consultant, to prepare a technical report on the Property and such report was issued to us on April 26, 2005.  The report indicates  that RPA reviewed the sampling reports of Noranda and Independence Mining and determined (i) that the sampling technique utilized by each of Noranda and Independence Mining was acceptable and, in general, appeared to meet accepted industry standards; (ii) that the analyses methods carried out by each of Noranda and Independence Mining were according to accepted industry standards using accepted practices; and that (iii) RPA had no reason to believe that previous assays relied upon in the technical report provided to us were biased in any way.

A summary of the information included as part of the technical report is as follows:

The 120 acre Delmoe Lake Property is located in southwest Montana approximately 25 miles east of Butte in Sections 14 and 15, T3N, R6W in the Homestake Mining District, Jefferson County.

In September of 1981, Noranda  conducted surface and underground channel sampling of the old tunnels and pits on the Property.  The results of the chemical analyses (assays) were as follows:

Sample #	Location	Length (ft)	Gold (ppm)	Silver (ppm)
9301	underground tunnel	3.0	16.0	12.0
9302	underground tunnel	2.0	7.0	5.4
9312	solid rock exposed on the surface	3.0	6.0	13.0

The assay laboratory that performed the analyses for Noranda was their own in-house assay laboratory located in Vancouver, Canada. We do not know the analytical method that was used by the Noranda laboratory to assay the samples and we are unaware of the charge weights and detection limits associated with the assay techniques that were performed on the samples.

Later in 1992, Independence Mining conducted surface and underground channel sampling of the same tunnels and pits on the Property that were sampled by Noranda.  The results of the chemical analyses (assays) were as follows:

Sample #	Location	Length (ft)	Gold (ppm)	Silver (ppm)
DL92-850	solid rock exposed on the surface	3.0	0.23	2.9
DL92-860	surface pit	2.0	14.30	10.0
DL92-860	re-assay	n/a	14.20	N/R
DL92-861	underground tunnel	3.0	0.004	0.6

The assay laboratory that performed the analyses for Independence Mining on October 5, 1992 was SVL Analytical, Inc., 1 Government Gulch, Kellog, ID 83837.  The analytical method used by the laboratory to assay the samples was fire assay with an AA finish.  We are unaware of the charge weights and detection limits associated with the assay techniques that were performed on the samples.

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

Our objective is to undertake a two (2) phase exploration program of the Subject Claims to assess whether they possess any Commercially Viable gold-bearing mineral deposits.  Phase 1 of our exploration program will generally consist or surface exploration and Phase 2 of our exploration program will generally consist of a drilling program. We will not undertake Phase 2 of our exploration program until we complete Phase 1 of our exploration program.  If we commence Phase 2 of our exploration program we may, prior to the completion of Phase 2 of our exploration program, determine that Commercial Viable gold deposits do not exist within the Subject Claims in which event we anticipate that we will end Phase 2 of our exploration program.  Even if we commence and complete Phase 2 of our exploration program , we may not be able to determine if Commercially Viable gold deposits exist within the Subject Claims or if additional exploration is required to make such determination.

We have has posted all bonds currently required by the Montana Department of Environmental Quality and our exploration program has been approved by the US Forest Service.

In order to fund our proposed two (2) phase exploration program, the Company decided to register  5,000,000 shares (after giving effect to the March 2007 Split) of its Common Stock by filing a Form SB-2 (the “Registration Statement”) with the United States Securities & Exchange Commission (the “SEC”)  in order to raise (the “Offering”) the necessary funds to undertake Phase 1 and Phase 2 of our exploration program of the Subject Claims. The Registration Statement was declared effective by the SEC on November 13, 2006 and on November 16, 2006, the Company sold all 5,000,000 shares (after giving effect to the March 2007 Split) so registered for an aggregate amount of One Million Dollars ($1,000,000).  Since we received the maximum amount of proceeds from the sale of the 5,000,000 shares (after giving effect to the March 2007 Split) of our Common Stock (see the section contained herein entitled “Use of Proceeds from Registered Securities”), we believe that we have adequate funds to commence and complete Phase 1 of our exploration program and, if  appropriate, undertake a full Phase 2 drilling program.

There is aggressive competition within the mineral exploration industry in connection with the discovery, acquisition and development of properties considered to have commercial potential.  If our financial condition permits, we expect to undertake our two (2) phase exploration program and, if appropriate, attempt to identify other promising exploration projects.  However we believe that most of our competitors will have greater financial resources, technical expertise and managerial capabilities than we do.  In addition, we will experience competition in our efforts to obtain additional financing which may be necessary to explore and develop the Subject Claims or other properties that we may locate.  As a newly formed mineral exploration company with limited financial and managerial resources, we will have to overcome such competitive disadvantages to execute our contemplated exploration programs and generate any revenues. Similarly, competition for personnel in the junior mineral exploration industry is intense.  In light of our limited resources, we may not be able to compensate our employees at the same level as our competitors.  If we are unable to attract, retain and motivate skilled employees, our business could fail.

The mining industry, in general, is a speculative venture involving substantial risk. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may  not  be  of sufficient quantity or quality to be  profitably mined.  We are unable to provide any assurance that a ready market will exist for the sale of any gold, even if any quantity of gold is discovered within the Subject Claims. Similar to other mineral exploration companies, including our competitors, we are also subject to many unforseen risks and expenses incident to exploring and developing mineral properties such as delays in governmental or environmental permitting, changes in the legislation governing the mining industry that might alter our ability to conduct our operations as planned, the availability of reasonably priced insurance products, unexpected construction costs necessary to create and maintain the production facility, and normal fluctuations in the general markets for the minerals and/or metals to be produced.  These risks and expenses, while beyond our control, can materially adversely affect our business and cause our business to fail.  If these unforseen costs and expenses exceed our current estimates, our business will be likely to fail and  and we will be forced to cease our business operations. Moreover, the search for valuable minerals involves numerous hazards and risks, such as cave-ins, environmental pollution liability, and personal injuries.  We currently have no  insurance against the risks of mineral exploration, and we do not expect to obtain any such insurance in the foreseeable future, other than the liability insurance required by the Claim Owners under the Option Agreement. If we were to incur such a hazard or risk, the costs of overcoming same may exceed our ability to do so, in which event we could be required to liquidate all our assets and cease our business operations.

We currently have no full-time employees.  Our only employees are, Lloyd J. Bardswich (Joe) who serves as a director and our  president and treasurer; Kitt M. Dale who serves as a director; and Samuel Lee Henry who serves as a director and our secretary.

Item 2.

Description of Property.

The Subject Claims are located within a 120 acre area of land known as the Delmo Lake Property (previously defined as the “Property”).  The Property is located in Sections 14 and 15, Township 3 North, Range 6 West, in the Homestake Mining District of Jefferson County, Montana. The Property is located twenty five (25) miles east of the city of Butte, Montana which is a major regional center with a population of estimated 40,000 and a domestic airport. Below is a map of the location of the Property.

Access to the Property is available through approximately thirteen (13) miles of improved and unimproved gravel roads off of Interstate Highway I-90 at Exit 233 which is known as the Homestake Pass exit. From the Homestake Pass Exit off I-90, one would then travel along Forest Service Road #222 north easterly for about eleven (11) miles to the intersection with Forest Service Road #8695, and then travel along Forest Service Road #8695 northerly for about two (2) miles to the Property. Forest Service Road #222 is accessible by 2-wheel drive vehicles, but Forest Service Road #8695 is currently only accessible with high clearance 4x4 vehicles.

The Option Agreement with the Claim Owner grants us the exclusive right to enter the Property for the purpose of exploring and developing the Subject Claims, as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind.  The duration of the Option Agreement is indefinite so long as we make the necessary annual payments under the Option Agreement.

Before the acquisition of our interest in the Subject Claims,  the previous operations of the Property by persons or entities unknown consisted of the construction of at least three (3) hillside tunnels that were created to gain access to the mineral deposits, and the excavation of numerous ditches and trenches.

The Property, situated in the Beaverhead-Deerlodge National Forest, is located within the Boulder Batholith on its south-east flank.  A series of quartz veins approximately 4,000 feet long strike east-west across the Property, dipping 75 degrees north to vertical.  The host rock is a massive quartz monzonite to granodiorite with the quartz veins and veinlets consisting of milky white quartz.  Mineralization includes small percentages of pyrite, chalcopyrite and galena. Physical and chemical changes in the host rock shows typical mesothermal silicification, argillization, sericitization and propylitic envelopes.

Noranda and Independence Mining  have sampled the quartz veins from the host rock and performed  chemical analysis and testing of such samples (assaying).  Their results were reviewed as part of the report provided to us by RPA.

The existing hillside tunnels that were created to gain access to the mineral deposits and underground mines are caved and require rehabilitation work to render them safe for entry.  The existing trenches on the property are sloughed and overgrown.  Also, even though Forest Service Road # 8695 provides access to 4x4 vehicles to the immediate vicinity of the hillside tunnels, this access road will require up-grading to be used on a daily basis.

In addition to our costs and expenses to undertake our two (2) phase exploration program of the Subject Claims, our expected costs to explore the Property for the five (5) years are as follows:

•

For the year 2006, we have paid $7,500 to the Claim Owner as the option payment and expect to pay $750 to the United States Department of the Interior, Bureau of Land Management for the Annual Maintenance Fee

•

For the year 2007, we expect to pay $10,000 to the Claim Owner as the option payment and $750 to the United States Department of the Interior, Bureau of Land Management for the Annual Maintenance Fee

•

For the year 2008, we expect to pay $10,000 to the Claim Owner as the option payment and $750 to the United States Department of the Interior, Bureau of Land Management for the Annual Maintenance Fee

•

For the year 2009, we expect to pay $15,000 to the Claim Owner as the option payment and $750 to the United States Department of the Interior, Bureau of Land Management for the Annual Maintenance Fee

•

For the year 2010 and beyond, we expect to pay $15,000 to the Claim Owner as the option payment and $750 to the United States Department of the Interior, Bureau of Land Management for the Annual Maintenance Fee

The closest source of power (high voltage) to the Property is at least eight (8) miles away.  If electrical power is required at the entrance to the Subject Claims, then we will be required to obtain and/or lease a mobile motor generator and haul such generator to the site.

The Subject Claims are without known reserves and the proposed program is exploratory in nature.

On November 15, 2006, the Company engaged the services of David O'Donnell, an MSHA (Mine Safety & Health Administration) certified trainer, to establish and institute a mine safety and training program for our Phase I exploration program of the Property.  Concurrently therewith, the Company also engaged the services of MRTF, Inc. of Black Eagle, Montana (“MRTF”), on an hourly basis, to supply a CAT 320 excavator (the “Excavator”) with operator to open the adits and conduct the trenching program recommended by RPA.

On November 16, 2006, MRTF hauled the Excavator on their lowboy truck to Whitehall, Montana, for a power washing and inspection by the U.S. Forest Service personnel prior to entering the Beaverhead - Deerlodge National Forest (the “National Forest”).  The Company also engaged the services of Contract Geologic Services (“CGS”) to provide the Company with geological mapping, sampling and reporting services.  After US Forest Service personnel determined that the Excavator passed the requisite inspections, MRTF hauled the excavator to the National Forest along Forest Service Road 222 to the junction of Forest Service Road 222 and Forest Service Road 8695.  Forest Service Road 8695 was not suitable for transit by the lowboy, so the Excavator was off loaded at that junction.  On the following day the excavator was “walked” under its own power along Forest Service Road 8695 to the Property.  Minor road repairs were conducted along the way by the Excavator to ensure passage by high clearance 4x4 vehicles.  Thereafter, 4x4 vehicles carried personnel, supplies, hand tools, power chain saws and fuel to the site on a daily basis.

The three (3) existing hillside tunnels which had been caved and back-filled were excavated and cleaned out by the Excavator.  The tunnels were badly caved, and the ground conditions had deteriorated to such an extent that they were deemed to be unsafe for entry by our personnel.  Those portions of the hillside tunnels which could be completely excavated by the Excavator were mapped, surveyed and sampled.

Three (3) trenches, perpendicular to the known strike of the vein identified in the hillside tunnels, were excavated, surveyed, mapped and sampled. Twenty three (23) continuous chip samples and one (1) grab sample of approximate weight of six (6) pounds each were collected from the hillside tunnels and the trenches.  Samples were transported to ALS Chemex (“Chemex”) in Sparks, Nevada.  All twenty four (24) samples were crushed, split and pulverized by Chemex in accordance with Chemex Procedure PREP-31 and fire assayed (30 gram charge weight) with AA (Atomic Absorption) finish in accordance with Chemex Procedure Au-AA23 for gold and Ag-AA45 for silver.

Values obtained for the adit samples ranged from <0.005 parts per million gold (ppm), the detection level,  to a high of 2.07 ppm gold and 7.3 ppm silver (across 1.5 feet).  The surface trenching led to the discovery of two zones (10 feet wide and 20 feet wide) of crushed and altered granite, moderately silicified, with rare quartz veinlets and with iron oxide and manganese oxide present along fractures and as coatings.  Anomalous values of gold and silver (> 0.1 ppm) were found in these zones.

Item 3.

Legal Proceedings.

There are no pending or threatened legal proceedings to which we are a party or of which any of our property is the subject, or to our knowledge, any proceedings contemplated by governmental authorities.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our common stock.

On March 1, 2007, which date was subsequent to the date the Company sold 5,000,000 shares (after giving effect to the March 2007 Split) of our Common Stock in the Offering, our Articles of Incorporation were amended and restated to reflect the March 2007 Split.  Immediately after the March 2007 Split, we had 17,500,000 shares of our Common Stock issued and outstanding, and our number of shares of Common Stock authorized for issuance was increased from 1,500,000  to 37,500,000.   As of the date hereof, there were ten (10) holders of common stock who collectively owned the 17,500,000 outstanding shares (after giving effect to the March 2007 Split) of our Common Stock and such amount represents all of our issued and outstanding capital stock. There are no outstanding option or warrants to purchase, or securities convertible into, any of our capital stock.

Of the 17,500,000 shares (after giving effect to the March 2007 Split) of our Common Stock issued and outstanding shares of our common stock, 12,500,000 (after giving effect to the March 2007 Split) of our Common Stock shares of our common stock are presently eligible for sale pursuant to the provisions of Rule 144.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.  Future dividends, if any, will be determined by our Board of Directors. In addition, we may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so.

Recent Sales of Unregistered Securities

On March 24, 2005, the date of our formation, the Company issued an aggregate of 12,500,000 shares (after giving effect to the March 2007 Split) of our Common Stock of our common stock to Arnold T. Kondrat and Lloyd J. Bardswich who are the founders and organizers of this Company.  Arnold T. Kondrat paid $45,000 for 11,250,000 shares (after giving effect to the March 2007 Split) of our Common Stock shares and Lloyd J. Bardswich paid $5,000 for 1,250,000 shares (after giving effect to the March 2007 Split) of our Common Stock.  The sale of the foregoing securities were exempted under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving any public offering.

Other than the sales of our common stock to  Arnold T. Kondrat and Lloyd J. Bardswich, since our inception, we have not sold any securities of the Company without registering such securities under the Securities Act.

Use of Proceeds from Registered Securities

On November 13, 2006 (the “Effective Date”), the SEC declared our Registration Statement effective and assigned  file number 333-130386 to the Registration Statement.

On November 14, 2006, we commenced our Offering of up to 5,000,000 shares (after giving effect to the March 2007 Split) of our Common Stock, at a price per share of $0.20 (after giving effect to the March 2007 Split) of our Common Stock, for an aggregate Offering price of $1,000,000.  On November 16, 2006, the Company sold all 5,000,000 shares (after giving effect to the March 2007 Split) of our Common Stock and we received aggregate Offering proceeds of $1,000,000.

Subsequent to the information contained in our Form 10Q-SB for the quarterly period ending September 30, 2006 which was filed with the SEC on December 29, 2006, we used our net proceeds for the following purposes (i) approximately $161,214 was used for the repayment of accounts payable and (ii) approximately $40,000 was used to pay other operating expenses. With respect to the approximate amount of $40,000 that was spent for other operating expenses: (a) approximately $7,000 was paid to our directors for operational consulting services rendered to the Company and which amounts we believe to be in accordance with industry standard rates; and (b) approximately $3,000 was paid to our directors for reimbursement of expenses paid on behalf of the Company.  Other than the foregoing, no proceeds of our Offering were paid directly or indirectly to (1) any director or officer of the Company; (2) any person owning more than 10% or more of our Common Stock; or (3) any of our affiliates.

Item 6.

Plan of Operation.

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

Since we received the maximum amount of proceeds from the sale of 5,000,000 shares (after giving effect to the March 2007 Split) of our Common Stock (see the section contained herein entitled “Use of Proceeds from Registered Securities”), we believe that we have adequate funds to commence and complete Phase 1 of our exploration program and, if  appropriate, undertake a full Phase 2 drilling program. During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the Subject Claims:

First, we intend to conduct Phase 1 of our exploration program in accordance with the recommendations set forth in the report of RPA .  Phase 1 of our exploration program will include the cleaning out and shoring up of the existing hillside tunnels that were excavated in the past, the digging of trenches and pits throughout the earth overlaying the bedrock in order to expose the bedrock, the collection of bedrock samples and analysis (assaying) of these samples, the repair of the road leading to the Property, surveying and engaging a geologist or a mining engineer to report on the rock structures, bonding and reclamation of any disturbed areas.  Based on the report prepared by RPA, we estimate that it will cost approximately $140,000 and take about three (3) months to conduct our Phase 1 exploration program after commencement.  We intend to conduct the Phase 1 exploration program as soon as the snow cover on the Property is gone, which we estimate will occur around June 1, 2007.  In light of our limited financial and employee resources, we intend to engage the services of local contractors and lease equipment and machinery on a short term basis in order to conduct and execute Phase 1 of our exploration program. We anticipate that one or more of our directors will oversee much of the exploration work which is expected to include up-grading the access road, cleaning out ditches and trenches, cleaning out and securing the existing hillside tunnels that were used to gain access to the mineralized rock and reclaiming and cleaning up other ground disturbances to the satisfaction of the United States Forest Service

Second, after completion of Phase 1 of our exploration program, we intend to assess and analyze the results from Phase 1 of our exploration program to determine whether or not to proceed with the Phase 2 exploration program.  We estimate that it will cost approximately $2,000 to analyze the results of Phase 1 of our exploration program, and that it will take about two (2) weeks to conduct such analysis.

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

Fourth, if the preliminary results of Phase 1 of our exploration program show the results indicated above and if we are able to obtain the Second Permit, we intend to conduct Phase 2 of our exploration program.  The Phase 2 exploration program will consist of drilling holes into the bedrock and the examination and analysis of the bedrock samples collected from the drilled holes in order to determine the geology and identify the presence, if any, of gold beneath the surface of the bedrock. Based on the report from RPA, we estimate that it will cost approximately $140,000 to complete a portion of the Phase 2 exploration program and $340,000 to complete the entire Phase 2 exploration program.  We anticipate that it will take about three (3) months to conduct the Phase 2  exploration program after commencement. If warranted and assuming that we have sufficient financial resources, we anticipate that we would commence Phase 2 of our exploration program during the calendar year 2008 and anticipate that it will be completed within three (3) months after commencement.

Furthermore, in connection with the execution of our plan of operation during the next twelve (12) months, (i) we do not expect to conduct any product research or development, (ii) we do not expect to purchase or sell any plant or significant equipment or machinery, and (iii) we do not expect any significant change in the number of employees.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Our auditor has, as part of its report on our financial statement, indicated that our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.  Likewise, our auditor has expressed substantial doubt about our ability to continue as a going concern.

Item 7.

Financial Statements.

GENTOR RESOURCES, INC.

Financial Statements

December 31, 2006 and 2005

Contents

Page(s)
Balance Sheets
Statements of Operations and Deficit
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of

Gentor Resources, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2006 and 2005 and the related statements of operations and deficit and cash flows for the year ended December 31, 2006, the period from March 24 2005 (date of inception) to December 31, 2005 and for the period from March 24, 2005 (date of inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006, the period from March 24, 2005 (date of inception) to December 31, 2005 and for the period from March 24, 2005 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses and negative cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario

March 7, 2007

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	December 31, 2006	December 31, 2005
Current
Cash & cash equivalents	$ 835,131	$19,441
Total Current Assets	$ 835,131	$19,441

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 60,041	$ 67,078
Due to related parties	56,627	-
Total Current Liabilities	116,668	67,078

SHAREHOLDERS’ EQUITY
Authorized 37,500,000 Common shares, $0.0001 par value 500,000 Preferred shares, $0.0001 par value
Issued and outstanding
17,500,000 common shares (2005 -12,500,000) (note 5)	1,750	1,250
Paid-in capital	1,048,250	48,750
Deficit accumulated during exploration stage	(331,537)	(97,637)
Shareholder Equity (Deficiency)	718,463	(47,637)
Total Liabilities and Shareholder Equity	$ 835,131	$ 19,441

See accompanying summary of accounting policies and notes to financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

	For the year ended December 31, 2006	For the period from inception on March 24, 2005 to December 31, 2005	Cumulative from inception on March 24, 2005 to December 31, 2006
Expenses
Geology	$ 17,603	$ -	$ 17,603
Mineral properties	7,500	7,500	15,000
Consulting fees - related parties	5,000	7,400	12,400
Consulting fees - others	-	4,409	4,409
Management Fees	2,000	-	2,000
Professional Fees	197,937	77,078	275,015
General and administrative expenses	4,076	1,432	5,508
	(234,116)	(97,819)	(331,935)
Interest income	216	182	398
Net Loss	(233,900)	(97,637)	(331,537)
Deficit, beginning of the period	(97,637)	-	-
Deficit, end of period	$ (331,537)	$ (97,637)	$ (331,537)
Basic and diluted loss per common share (note 2(f))	$ (0.02)	$ (0.01)	-
Weighted aver number of shares (note 2(f))	12,719,718	12,500,000	-

See accompanying summary of accounting policies and notes to financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

STATEMENTS OF CASH FLOWS

(Stated in US dollars)

As at:	For the year ended December 31, 2006	For the period from inception on March 24, 2005 to December 31, 2005	Cumulative from inception on March 24, 2005 to December 31, 2006
CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$ (233,900)	$ (97,637)	$ (331,537)
Change in non cash working capital balance
Accounts payable	(7,037)	67,078	60,041
	(240,937)	(30,559)	(271,496)

Financing activities:
Common shares issued	1,000,000	50,000	1,050,000
Advances	56,627		56,627
	1,056,627	50,000	1,106,627
Net increase in cash & cash equivalents	815,690	19,441	835,131
Cash, beginning of the period	19,441	-	-
Cash, end of the period	$ 835,131	$ 19,441	$ 835,131

See accompanying summary of accounting policies and notes to financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

NOTES TO THE FINANCIAL STATEMENTS

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. ("the Company") was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.  During the period, the company purchased option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims ("the Mining Claims"), located in the Jefferson County, State of Montana.  To date, the Company's activities have been limited to its formation and the raising of equity capital.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2006, the company has a loss from operations of $233,900 and accumulated deficit of $331,537.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

CASH AND CASH EQUIVALENTS

Cash and equivalents consist of bank balances, demand deposits and other short term, highly liquid investments with original maturities of three month or less.

b)

USE OF ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period.  Actual results could differ from management's best estimates as additional information becomes available in the future.

c)

MINERAL PROPERTIES

The Company holds option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims ("the Mining Claims"), located in the Jefferson County, State of Montana. Under the mining exploration and option agreement signed on April 29, 2005 (and as amended and restated March 30, 2006), the Company holds the exclusive option to purchase the Mining Claims for a total cash consideration of One million United States dollars ($1,000,000) ("the purchase price") subject to a 2% Net smelter return royalty. A payment of $7,500 was made upon execution of the agreement on April 29, 2005 and an additional payment of $7,500 was made on the first anniversary date of signing. An amount of $10,000 is due for each of the second and third anniversary date of signing and $15,000 per year thereafter until the purchase price has been paid, unless the agreement is terminated or cancelled. In the event the option to purchase is exercised, all annual payments and/or royalty production payments will be credited against the purchase price.

Annual payments towards the Mining Claims are expensed until such time as the properties have proven reserves when these amounts will be capitalized under mineral properties.

d)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  The fair value of its financial instruments approximates their carrying values, unless otherwise noted.

e)

INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with US GAAP, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and for the tax loss and credits carryforwards.  Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.  The deferred taxes for the company therefore amount to nil at the balance sheet date.

f)

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the reporting period. The weighted average common stock outstanding has been adjusted to reflect the stock split discussed in Note 6.

3.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109, ("FIN 48"), which clarifies the accounting and disclosure requirements for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective as of the beginning of the Company's fiscal year 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or result of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company's financial position and results of operations.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires employers to: (a) recognize in its statement of financial position an asset for a plan's over-funded status or a liability for a plan's under-funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has no defined benefit pension plans.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement on the financial statements and at this time does not anticipate a material effect.

4.

RELATED PARTIES TRANSACTIONS

As at December 31, 2006 an amount of $56,627 (2005 - $nil) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company. This advance is unsecured, non-interest bearing and re- payable upon demand.

During 2005, as part of initial capitalization of the Company, the founding shareholders subscribed for 500,000 (12,500,000 post split) common shares for cash consideration of $50,000.

During 2006, Consulting fees of $5,000 (2005 - 7,400) were paid to a director of the Company. Also during 2006, Management fees of $2,000 (2005 - $nil) were paid to two directors of the Company.

5.

SHARE CAPITAL

The authorized share capital of the Company consists of 500,000 preferred shares and 1,500,000 common shares with a par value of $0.0001 per share. Subsequent to the year end the authorized common share capital was increased to 37,500,000, as described in Note 7. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued is series with distinctive serial designations.

As at December 31, 2006, the Company had outstanding 700,000 (2005 - 500,000) or 17,500,000 (2005 - 12,500,000) post split common shares and no preferred shares.

On December 15, 2006, the Company issued 200,000 (5,000,000 post split) shares of its common stock, $0.0001 par value, at a price of $5.00 per share pursuant to its registration statement on Form SB-2, declared effective by the Securities and Exchange Commission on November 13, 2006.

6.

INCOME TAXES

The Company uses the liability method, where deferred tax assets are liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting purposes. During year ended December 31, 2006, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is $331,537 at December 31, 2006, and will expire in the year 2026.

Deferred tax assets consisted of the following:

As at December 31,	2006	2005
Net operating losses	$ 112,722	$ 33,196
Less: valuation allowance	(112,722)	(33,196)
	$ -	$ -

7.

SUBSEQUENT EVENT

On March 1, 2007, the Company's Articles of Incorporation were amended and restated to reflect a 25 for 1 common stock split and the number of shares of common stock authorized for issuance was increased from 1,500,000 to 37,500,000. All common stock information has been restated to reflect this stock split.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, which is the same person, we have evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

•

The Company lacks proper segregation of duties.  We believe that the lack of proper segregation of duties is due to our limited resources.

•

The Company lacks accounting personal with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

Management has concluded that until we have sufficient financial resources to supplement our accounting personnel, a material weakness with respect to our company’s internal control over financial reporting will continue.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the fiscal year ending December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

Item 8B.

Other Information.

On February 26, 2007, the Board of Director of the Company executed a written action by unanimous written consent of the directors in lieu of a special meeting of the directors (the “Director Action”) which authorized the company to amend and restate its Articles of Incorporation to effectuate a 25 for 1 split of our common stock.

The Director Action was approved by a the holders of a majority of our common stock by a written action of the shareholders in lieu of a special meeting of the shareholders (the “Shareholder Action”) and on March 1, 2007, the Company filed its amended and restated articles of incorporation (the “Restated Articles”) which provided that upon the filing by the Secretary of State of the State of Florida of the Restated Articles each one (1) share of the $0.0001 par value common stock of the Company outstanding as of the close of business on February 28, 2007 (the “Record Date”), was be divided into twenty five (25) shares of the $0.0001 par value common stock of the Company.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following sets forth certain information with respect to our executive officers and directors.  Each director holds such position until the next annual meeting of our shareholders and until such party’s respective successor has been elected and qualifies.   Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding common stock.

Officers are elected annually by our board of directors.  Any of our officers may be removed with or without cause at any time by our board of directors.

Name	Age	Positions
Lloyd J. Bardswich	61	Director, President, Treasurer and Chief Financial Officer
Kitt M. Dale	45	Director
Samuel L. Henry	32	Director and Secretary

Mr. Bardswich, a founder of the Company, is also one of our Directors and serves as our corporate President, our Treasurer and our Chief Financial Officer.  He has provided such services to the Company since our inception.

Mr. Bardswich holds a B.A. Sc. from the University of Windsor, Ontario Canada and a M. Eng (Mining) degree from McGill University, Montreal Canada.  From 1994 through November 1, 2005,  Mr. Bardswich has been the president and general manager of Madison Mining Corporation, a private Montana corporation, which owns a cyanide permitted gold mine and mill in Madison County, Montana. Also, since 1999 through November 1, 2005, Mr. Bardswich served as a mining consultant to Vertical Investments (located in Zimbabwe), Shadow Gold (located in Mali) and Cline Mining (located in Ontario) and a variety of other junior gold mining and gold exploration companies, and has also been the president and director of BRC Diamond Corporation, a publicly held company that trades on the Toronto Venture Exchange under the symbol “BRC.”  From December 2004 to May 1, 2006, Mr. Bardswich served as a director of United Bolero Development, a publicly held company that trades on the Toronto Venture Exchange under the symbol “UNB.”  From early 2006 to May 1, 2006, Mr. Bardwich served as the President of Montana Molybdenum Corporation, which operated a molybdenum mine in Lewis and Clark County, Montana.

Mr. Bardswich does not devote his entire time to us.  He does intend to regularly discuss our affairs and to review the status of our business operations.  We anticipate that Mr. Bardswich will devote up to 20 hours per week to our business affairs.  Any conflicts of interest that arise affecting Mr. Bardswich and us will be resolved by him in a manner that he deems will be fair.

Mr. Dale is one of our Directors.

Kitt M. Dale holds a Bachelors of Science (Mining Engineering) from Montana College of Mineral Science and Technology, Butte, Montana.  For the past five (5) years, Mr. Dale has been the owner and operator of Indian Hay Ranch located in Sheridan, Montana, which is a producer of beef and specialized agricultural products related to the beef industry.  From late 1998 to February 2003, Mr. Dale served as a consulting mining engineer for M3 Engineering and Technology Group, Inc., which is a full service engineering and architectural design company headquartered in Tucson, Arizona. Since February 2003, Mr. Dale has also served as a part time consulting engineer to Barrick Gold (the world’s largest producer of gold), Kennecott Utah Copper Company (the world’s largest open pit copper mine located west of Salt Lake City Utah), and the Ascentis Operations Company (an affiliate of Ausenco Limited, one of Australia’s premier engineering and project management companies specializing in the design, building, extension and refurbishment of mineral processing plants worldwide).

Mr. Dale does not devote his entire time to us.  He does intend to regularly to discuss our affairs and to review the status of our business operations with Mr. Bardswich and Mr. Henry.  We anticipate that Mr. Dale will devote up to 5 hours per weeks to our business affairs.

Mr. Henry is one of our Directors and serves as our corporate Secretary.

Mr. Henry holds an Associates degree in Business from the University of Montana, Western in Dillon, Montana.  From May 1997 through March 16, 2004, Mr. Henry was a  project supervisor with Moen Builders and M&W Milling and Refining located in Virginia City, Montana and which are owned by the same individuals. Moen Builders and M&W Milling and Refining build mining equipment, operate small gold mines and operate a mill and refinery in Madison County, Montana. From May 17, 2004 though May 1, 2005, Mr. Henry served as a project supervisor for ORO Management which owns and operates a placer gold mine in Madison County, Montana.  From May 1, 2005 to the present, Mr. Henry has been a construction supervisor for 3 Rivers Communication located in Ennis, Montana, which is a telecommunications company.

Mr. Henry does not devote his entire time to us.  He does intend to regularly to discuss our affairs and to review the status of our business operations with Mr. Bardswich and Mr. Dale.  We anticipate that Mr. Henry will devote up to 5 hours per weeks to our business affairs.

We have yet not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our inability to formally prepare and adopt a code of ethics is due to our small number of employees and limited financial resources.  Such inability does not indicate that our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions does not adhere to policies and procedures that would deter wrongdoing and would promote (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC; (iii) compliance with applicable governmental law, rules and regulations; (iv) prompt internal identification of potential abuses; and (v) accountability.

Item 10.

Executive Compensation.

We have no agreements relating to compensation with Mr. Bardswich, with Mr. Dale or with Mr. Henry.  We have in the past, and anticipate that we will in the future, compensate Mr. Bardswich, Mr. Dale and Mr. Henry, on a consulting basis in accordance with industry standard rates for the work provided to us.

Any compensation of our executive officers will be determined by our Board of Directors.  Our executive officers have verbally agreed to defer the payment of any compensation from us as an executive officer until such time, if any, that we obtain sufficient capital through this offering or otherwise.

We do not have any written procedures in place to address conflicts of interest that may arise as a result of their outside business interests.  Any such conflicts of interest that arise will be resolved by the executive officer himself in a manner that he deems will be fair.  You may not agree with his determination.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company does not maintain any equity based compensation plans for its directors, officers, employees and/or independent consultants (if any).

As of the date hereof, and after giving effect to the March 2007 Split, there are ten (10) holders of record of our common stock.  The following table sets forth certain information as of the date hereof with respect to any person who is known to us to be the beneficial owner of more than 5% of our common stock, which is the only class of our outstanding voting securities and as to each class of our equity securities beneficially owned by our directors and officers and directors as a group:

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Approximate Percent of Class
Arnold T. Kondrat 1 First Canadian Place Suite 7070 Toronto, Ontario M5X 1E3 Canada	11,250,000	65%
Lloyd J. Bardswich 1 Alder Gulch Road Virginia City, Montana 59755	1,250,000	7%
Kitt M. Dale 1 Alder Gulch Road Virginia City, Montana 59755	0	0%
Samuel L. Henry 1 Alder Gulch Road Virginia City, Montana 59755	0	0%
Gloria Lepico 48B Arundle Street Nassau, The Bahamas	1,250,000	7%
Officers and Directors as a Group (3 persons)	1,250,000	7%

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

The board of directors have not established an audit, nominating or compensation committee or other committee performing similar functions.  The functions of an audit, nominating or compensation committee are currently performed by the entire board of directors, none of which are deemed to be independent under the rules and regulations promulgated by the SEC or any other self regulatory organization.  The board of directors may establish an audit, nomination or compensation committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

During the calendar year 2006, Sterling Portfolio, a corporation which is wholly owned by Arnold T. Kondrat, loaned us $56,627.  The loan is non-interest bearing, is re-payable upon demand and is unsecured.  We used the proceeds of the loan to pay certain fees that were due from us to our auditor. Arnold T. Kondrat is one of our shareholders and, as of the date hereof, owns 11,250,000 (approximately 65%) of our shares.  Arnold T. Kondrat is not one of our directors or officers.

Item 13.

Exhibits

EXHIBIT NO.	DESCRIPTION
3.01	Articles of Incorporation (4)
3.02	Bylaws (2)
4.01	Form of Specimen Stock Certificate for the Company’s Common Stock (2)
10.01	Amended and Restated Option Agreement (3)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal financial officer of the Company (1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)

___________________

(1)Filed herewith.

(2)Filed as part of the Registration Statement on Form SB-2

(3)Filed as part of Amendment 2 to the Registration Statement on Form SB-2

(4)Filed as part of Form 8-K dated March 1, 2007 (filed March 6, 2007)

Item 14.

Principal Accountant Fees and Services

The following table presents fees billed by BDO Dunwoody, LLP, our principal accountant, for the audit of the financial statements of Gentor Resources, Inc. (“Gentor”) and other professional services provided to Gentor for the fiscal years ended December 31, 2006 and 2005.

	Aggregate Amounts Billed
Category of Fees:	2006	2005
Audit Fees (1)	$31,112	$22,141
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
Other Fees (4)	$0	$0

(1) Aggregate fees billed for professional services rendered to Gentor for audit of our financial statements by year (including estimated fees for the fiscal year 2006 audit for which we have not yet been billed), review of the financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with our statutory and regulatory filings or engagements.

(2) We did not pay nor incur any fees for audit-related services provided by our principal accountant.

(3) We did not pay nor incur and fees for tax services provided by our principal accountant.

(4) We did not pay nor incur any other fees for general or specific services provided by our principal accountant which are not disclosed above.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: April 17, 2007

/s/ Lloyd J. Bardswich

By: Lloyd J. Bardswich, President and principal executive officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated..

Date: April 17, 2007

/s/ Lloyd J. Bardswich

By: Lloyd J. Bardswich, President, principal executive officer, principal financial officer and director

Date: April 17, 2007

/s/ Kitt M. Dale

By: Kitt M. Dale, director

Date: April 17, 2007

/s/ Samuel L. Henry

By: Samuel L. Henry, secretary and director