Form 10QSB
period 2007-03-31
Gentor Resources, Inc.
filed 2007-05-15
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

571 Cedar Hills Road

Whitehall, Montana 59759

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

YES [  ]   NO [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the date hereof, there were 17,500,000 shares of the registrant's $0.0001par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

YES [  ]   NO [ X ]

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.

Interim Financial Statements.

(a) Balance Sheets

(b) Statements of Operations and Deficit

(c)  Statements of Cash Flows

(d)  Notes to the Financial Statements (unaudited)

Item 2.

Plan of Operation.

Item 3.

Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.

Defaults upon Senior Securities.

Item 4.

Submission of Matters to a Vote of Security Holders.

Item 5.

Other Information.

Item 6.

Exhibit.

SIGNATURES

Item 1.

Financial Statements.

(a)

Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	March 31, 2007 (unaudited)	December 31, 2006 (audited)
Current
Cash & cash equivalents	$755,259	$835,131
Total current assets	$755,259	$835,131

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$ 57,807	$60,041
Due to related parties (note 4)	-	56,627
Total Current Liabilities	57,807	116,668

SHAREHOLDERS’ EQUITY
Authorized 37,500,000 Common shares, $0.0001 par value 500,000 Preferred shares, $0.0001 par value
Issued and outstanding
17,500,000 Common shares (December 31, 2006 - 17,500,000)(note 5)	1,750	1,750
Paid-in capital	1,048,250	1,048,250
Deficit accumulated	(352,548)	(331,537)
Shareholder Equity	697,452	718,463
	$ 755,259	$835,131

See accompanying summary of accounting policies and notes to financial statements.

(b) Statements of Operations and Deficit

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	Three month period ended March 31,		Cumulative from inception on March 24, 2005 to March 31, 2007
	2007	2006
Expenses
Geology	$ 1,820	$ -	$ 19,423
Mineral Properties	-	-	15,000
Consulting fees - related parties	-	-	12,400
Consulting fees - others	-	-	4,409
Management Fees	-	-	2,000
Professional Fees	16,572	43,143	291,587
General and administrative expenses	2,619	100	8,127
	(21,011)	(43,243)	(352,946)
Interest income	-	86	398
Net loss for the period	(21,011)	(43,157)	(352,548)
Deficit, beginning of the period	(331,537)	(97,637)	-
Deficit, end of period	$ (352,548)	$ (140,794)	$ (352,548)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)
Weighted average number of shares	17,500,000	12,500,000

See accompanying summary of accounting policies and notes to financial statements.

(c)  Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the three month period ended March 31, 2007	For the three month period ended March 31, 2006	Cumulative from inception on March 24, 2005 to March 31, 2007

CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$ (21,011)	$ (43,157)	$ (352,548)
Change in non cash working capital balance
Accounts payable	(2,234)	27,343	57,807
	(23,245)	(15,814)	(294,741)

Financing activities:
Common shares issued	-	-	1,050,000
Due to related parties	(56,627)	15,800	-

Net increase (decrease) in cash & cash equivalents	(79,872)	(14)	755,259
Cash, beginning of the period	835,131	19,441	-
Cash, end of the period	$ 755,259	$ 19,427	$ 755,259

See accompanying summary of accounting policies and notes to financial statements.

(d)

Notes to Financial Statements

GENTOR RESOURCES, INC.

(An Exploration State Corporation)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.  During 2005, the company purchased option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims (“the Mining Claims”), located in the Jefferson County, State of Montana.

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2007, the company has a loss from operations of $21,011 and accumulated deficit of $352,548.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

The Company's continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, explore and develop the mining properties and the discovery, development and sale of ore reserves.

The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

2.

BASIS OF PRESENTATION

The accompanying interim financial statements of the Company for the three month periods ended March 31, 2007 and 2006 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

3.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. At this time the Company does not anticipate a material effect with the adoption of this statement on the financial statements.

4.

RELATED PARTIES TRANSACTIONS

During the three month period ended March 31, 2007 an amount of $56,627 previously advanced to the Company for working capital purposes was repaid in full to a corporation wholly-owned by a significant shareholder of the Company. This advance was unsecured, non-interest bearing and re- payable upon demand.

5.

SHARE CAPITAL

The authorized share capital of the Company consists of 500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued is series with distinctive serial designations.

As at March 31, 2007, the Company had outstanding 17,500,000 (December 31, 2006 - 17,500,000) common shares and no preferred shares.

On March 1, 2007, the Company's Articles of Incorporation were amended and restated to reflect a 25 for 1 common stock split and the number of shares of common stock authorized for issuance increased from 1,500,000 to 37,500,000. All common stock information has been restated to reflect this stock split.

6.

INCOME TAXES

For income tax purposes the Company had $21,011 of net operating losses as at March 31, 2007, which can be used to offset future taxable income. During year ended December 31, 2006, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is $352,548 at March 31, 2007. No income tax benefit has been recorded in the accompanying interim financial statements since the recoverability of such assets is not more likely than not to be realized through known future revenue sources.

Item 2.

Plan of Operation.

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

Overview

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

On May 1, 2005, we entered into a Mining Exploration and Option Agreement (the “Option Agreement”) with Hartmut W. and Inga M. Baitis (the “Claim Owner”) which relates to six (6) unpatented mining claims, Gold #1 through Gold #6 (collectively, the “Subject Claims”) owned by the Claim Owner within the Delmoe Lake Property (the “Property”). The Option Agreement, which was amended and restated on March 30, 2006, grants us the exclusive right to enter the Property for the purpose of exploring and developing  the Subject Claims, as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Property is located in southwest Montana approximately 25 miles east of Butte in Sections 14 and 15, Township 3 North, Range 6 West, within the Homestake Mining District of Jefferson County, Montana.

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

In order to fund our proposed two (2) phase exploration program, the Company decided to register  5,000,000 shares (after giving effect to a 25 to 1 forward split (the “March 2007 Split”) of our $0.0001 par value common stock (“Common Stock”) which occurred on March 1, 2007, at a price of $0.20 (after giving effect to the March 2007 Split) of our Common Stock by filing a Form SB-2 (the “Registration Statement”) with the United States Securities & Exchange Commission (the “SEC”)  in order to raise (the “Offering”) the necessary funds to undertake Phase 1 and Phase 2 of our exploration program of the Subject Claims. The Registration Statement was declared effective by the SEC on November 13, 2006 and on November 16, 2006, the Company sold all 5,000,000 shares (after giving effect to the March 2007 Split) so registered for an aggregate amount of One Million Dollars ($1,000,000).  Since we received the maximum amount of proceeds from the sale of the 5,000,000 shares (after giving effect to the March 2007 Split) of our Common Stock (see the section contained herein entitled “Use of Proceeds from Registered Securities”), we believe that we have adequate funds to commence and complete Phase 1 of our exploration program and, if  appropriate, undertake a full Phase 2 drilling program.

During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the Subject Claims:

First, we intend to continue conducting Phase 1 of our exploration program in accordance with the recommendations set forth in the report of RPA which included the cleaning out and shoring up of the existing hillside tunnels that were excavated in the past, the digging of trenches and pits throughout the earth overlaying the bedrock in order to expose the bedrock, the collection of bedrock samples and analysis (assaying) of these samples, the repair of the road leading to the Property, surveying and engaging a geologist or a mining engineer to report on the rock structures, bonding and reclamation of any disturbed areas.  We already have completed approximately 70% of our Phase 1 exploration program and we intend to resume Phase 1 of exploration program as soon as the snow cover on the Property is gone, which we estimate will occur around June 1, 2007.  In light of our limited financial and employee resources, we intend to continue to engage the services of local contractors and lease equipment and machinery on a short term basis in order to execute Phase 1 of our exploration program. We anticipate that one or more of our directors will oversee much of the remaining exploration work of our Phase 1 exploration program which is expected to include up-grading the access road, a soils sampling program and reclaiming ground disturbances to the satisfaction of the United States Forest Service.

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

Third, if  the preliminary results of Phase 1 of our exploration program show results which we consider warranting further exploration of the Property, then we intend to obtain another work permit (the “Second Permit”) from the United States Forest Service, Jefferson Ranger District, Whitehall, Montana, in order to conduct Phase 2 of our exploration program.  Phase 2 of our exploration program will include a drilling program.  We estimate that it will cost approximately $5,000 and take approximately two (2) weeks to prepare and submit the application for the Second Permit.  If justified, we anticipate that we will file for the Second Permit application within thirty (30) days after we obtain our Phase 1 results, and we hope that the Second Permit will be issued within seven (7) months after the submission of our application.

Fourth, if  the preliminary results of Phase 1 of our exploration program show results which we consider warranting further exploration of the Property and if we are able to obtain the Second Permit, we intend to conduct Phase 2 of our exploration program.  The Phase 2 exploration program will consist of drilling holes into the bedrock and the examination and analysis of the bedrock samples collected from the drilled holes in order to determine the geology and identify the presence, if any, of gold beneath the surface of the bedrock. Based on the report from RPA, we estimate that it will cost approximately $140,000 to complete a portion of the Phase 2 exploration program and $340,000 to complete the entire Phase 2 exploration program.  We anticipate that it will take about three (3) months to conduct the Phase 2  exploration program after commencement. If warranted and assuming that we have sufficient financial resources, we anticipate that we would commence Phase 2 of our exploration program during the calendar year 2008 and anticipate that it will be completed within three (3) months after commencement.

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

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

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

Subsequent to the information contained in (i) our Form 10Q-SB for the quarterly period ended September 30, 2006 which was filed with the SEC on December 29, 2006, and (ii) our Form 10K-SB for the year ended December 31, 2006 which was filed with the SEC on April 17, 2007, we used our net proceeds for the following purposes (i) approximately $234,467 was used for the repayment of  current liabilities and (ii) approximately $47,000 was used to pay other operating expenses. With respect to the approximate amount of $234,467 that used for the repayment of current liabilities, approximately $56,627 was paid to a corporation owned by a person owning more than 10% of our Common Stock. With respect to the approximate amount of $47,000 that was spent for other operating expenses: (a) approximately $7,000 was paid to our directors for operational consulting services rendered to the Company and which amount we believe to be in accordance with industry standard rates; and (b) approximately $3,000 was paid to our directors for reimbursement of expenses paid on behalf of the Company. Other than the foregoing, no proceeds of our Offering were paid directly or indirectly to (1) any director or officer of the Company; (2) any person owning more than 10% or more of our Common Stock; or (3) any of our affiliates.

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

EXHIBIT NO.	DESCRIPTION
3.01	Articles of Incorporation (4)
3.02	Bylaws(2)
4.01	Form of Specimen Stock Certificate for the Company’s Common Stock (2)
10.01	Amended and Restated Option Agreement (3)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company(1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal financial officer of the Company(1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company(1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company(1)

____________________

(1)Filed herewith.

(2)Filed as part of the Registration Statement on Form SB-2.

(3)Filed as part of Amendment 2 to the Registration Statement on Form SB-2

(4) Files as part of Form 8-K dated March 1, 2007 (filed March 6, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: May 15, 2007

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

Date: May 15, 2007

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, principal financial officer