Form 10QSB
period 2007-06-30
Gentor Resources, Inc.
filed 2007-08-14
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(406) 287-3046

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

YES [  ]   NO [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the date hereof, there were 19,000,000 shares of the registrant's $0.0001par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

YES [  ]   NO [ X ]

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements.

(a) Consolidated Balance Sheets

(b) Consolidated Statements of Operations and Deficit

(c)  Consolidated Statements of Cash Flows

(d)  Notes to the Consolidated Financial Statements (unaudited)

Item 2.

Plan of Operation.

Item 3.

Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.

Defaults upon Senior Securities.

Item 4.

Submission of Matters to a Vote of Security Holders.

Item 5.

Other Information.

Item 6.

Exhibit.

SIGNATURES

Item 1.

Financial Statements.

(a) Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	June 30, 2007 (unaudited)	December 31, 2006 (audited)
Current
Cash & cash equivalents	$576,948	$835,131
Prepaids and deposits	25,000	-
	$601,948	$831,131

Capital assets (note 4)	4,848	-

Total current assets	$606,796	$835,131

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$34,309	$60,041
Due to related parties (note 5)	-	56,627
Total Current Liabilities	$34,309	$116,668

SHAREHOLDERS’ EQUITY
Authorized 37,500,000 Common shares, $0.0001 par value 12,500,000 Preferred shares, $0.0001 par value
Issued and outstanding
17,500,000 Common shares (December 31, 2006 - 17,500,000)(note 6)	1,750	1,750
Paid-in capital	1,048,250	1,048,250
Deficit accumulated	(477,513)	(331,537)
	572,487	718,463
	$606,796	$835,131

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(b) Consolidated Statements of Operations and Deficit

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	Three month period ended June 30,		Six month period ended June 30,		Cumulative from inception on March 24, 2005 to June 30, 2007
	2007	2006	2007	2006
Expenses
Geology	$63,655	$ -	$65,485	$-	$83,088
Mineral Properties	10,000	7,500	10,000	7,500	25,000
Consulting fees - related parties	-	-	-	-	12,400
Consulting fees - others	1,200	-	1,200	-	5,609
Management Fees	-	-	-	-	2,000
Professional Fees	48,244	21,204	64,816	64,347	339,831
General and administrative expenses	1,164	3,543	3,783	3,643	9,291
Amortization	692	-	692	-	692
	(124,965)	(32,347)	(145,976)	(75,490)	(477,911)
Interest income	-	71	-	157	398
Net loss for the period	(124,965)	(31,176)	(145,976)	(75,333)	(477,513)
Deficit, beginning of the period	(352,548)	(140,794)	(331,537)	(97,637)	-
Deficit, end of period	$(477,513)	$ 172,970	$(477,513)	$(172,970)	$ (477,513)
Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares	17,500,000	12,500,000	17,500,000	12,500,000

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(c)  Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the six month period ended June 30, 2007	For the six month period ended June 30, 2006	Cumulative from inception on March 24, 2005 to June 30, 2007

CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(145,976)	$(75,333)	$(477,513)
Amortization	692	-	692
Change in non cash working capital balance
Accounts payable	(25,732)	38,832	34,309
Prepaid and deposits	(25,000)	-	(25,000)
	(196,016)	(36,501)	(467,512)

Financing activities:
Common shares issued	-	-	1,050,000
Due to related parties	(56,627)	25,515	-

Investing activities:
Purchase of capital assets	(5,540)	-	(5,540)

Net increase (decrease) in cash & cash equivalents	(258,183)	(10,986)	576,948
Cash and cash equivalents, beginning of the period	835,131	19,441	-
Cash and cash equivalents, end of the period	$576,948	$8,455	$576,948

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(d)

Notes to Consolidated Financial Statements

GENTOR RESOURCES, INC.

(An Exploration State Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2007, the Company has a loss from operations of $145,976 and accumulated deficit of $477,513.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

The Company's continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, explore and develop the mining properties and the discovery, development and sale of ore reserves.

The interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

2.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of the Company for the six month periods ended June 30, 2007 and 2006 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

BASIS OF CONSOLIDATION

On June 28, 2007, the Company incorporated a wholly-owned subsidiary Gentor Idaho, an Idaho corporation.  The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

CAPITAL ASSETS

Vehicle is recorded at cost lest accumulated amortization.  Amortization is recorded on a straight line basis over two years.

 3.

RECENT ACCOUNTING PRONOUCEMENTS

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

4.

CAPITAL ASSETS

June 30, 2007

	Cost	Accumulated Amortization	Net Book Value
Vehicle	$5,540	$692	$4,848

5.

RELATED PARTIES TRANSACTIONS

During the six month period ended June 30, 2007 an amount of $56,627 previously advanced to the Company for working capital purposes was repaid in full to a corporation wholly-owned by a significant shareholder of the Company. This advance was unsecured, non-interest bearing and re- payable upon demand.

During the six month period ended June 30, 2007, an aggregate amount of $14,750 (June 30, 2006 - $Nil) was paid to three directors of the Company for services rendered to the Company during the period. This amount is included in the Company's statements of operations and deficit under geology expenses.

These transactions are in the normal course of the Company's operations.

6.

SHARE CAPITAL

The authorized share capital of the Company consists of 12,500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued is series with distinctive serial designations.

As at June 30, 2007, the Company had outstanding 17,500,000 (December 31, 2006 - 17,500,000) common shares and no preferred shares.

On March 1, 2007, the Company’s Articles of incorporation were amended and restated to reflect a 25 for 1 stock split and the number of shares of common stock authorized for issuance increased from 1,500,000 to 37,500,000 and the number of preferred shares authorized for issuance increased from 500,000 to 12,500,000. All common stock information has been restated to reflect this stock split.

7.

INCOME TAXES

For income tax purposes the Company had $145,976 of net operating losses for the six month period ended June 30, 2007, which can be used to offset future taxable income. During year ended December 31, 2006, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is $477,513 at June 30, 2007. No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is not more likely than not to be realized through known future revenue sources.

8.

SUBSEQUENT EVENTS

In a press release issued on July 23, 2007, the Company announced that its wholly-owned Idaho subsidiary (Gentor Idaho) has acquired (i) a lease/option to purchase agreement (the “Option Agreement”) relating to a tungsten/molybdenum property; (ii) certain lode and placer claims; and (iii) certain other properties in Lemhi County, East Central Idaho.

The Option Agreement which includes 21 patented mining claims and four parcels totaling approximately 592 acres was assigned to the Company by Bardswich Idaho LLC, a corporation controlled by L.J. Bardswich, President and CEO of the Company for a consideration of $40,000 in cash and 500,000 common shares of the Company. The Company believes that the fair value of the 500,000 shares provided to Bardswich LLC as part of the assignment of the Option Agreement is approximately $100,000. The Option Agreement provides escalating annual advance minimum royalty payment of up to an annual maximum $200,000 until the total purchase price of $5,000,000 has been paid in exchange for 100% ownership interest by the Company in the optioned properties, subject to additional royalty payments ranging from 3% to 5% in the event of mineral production on the optioned properties.

In addition to the Option Agreement, the Company acquired through its wholly-owned subsidiary, Gentor Idaho, fee simple title to a 75 acre parcel of land located in Lemhi County, Idaho.  The Company also acquired 78 lode claims and 5 placer claims on federal lands also located in Lemhi County, Idaho.

The Company intends to concentrate on exploration and delineation of molybdenum-bearing intrusive with respect to these newly acquired and optioned properties.

On July  31,  2007,  the Company  sold 1,000,000 Units to Arnold T.  Kondrat  (a significant  shareholder of the Company) for aggregate consideration of $200,000.  Each Unit (each a “Unit”)  consists  of  one (1) share of the $.0001 par value  common stock of the Company  (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The  terms of  the Warrant provide that the holder thereof  is  entitled to purchase one share  (1) share of  Common Stock at a purchase price of twenty five cent (US$0.25) per share  of Common Stock at any time within twenty four (24) months subsequent to the date of the issuance of the Warrant.

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

(1)

Overview of the Montana Property:

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

Our objective is to undertake a two (2) phase exploration program of the Subject Claims to assess whether they possess any Commercially Viable gold-bearing mineral deposits.  Phase 1 of our exploration program will generally consist of surface exploration and Phase 2 of our exploration program will generally consist of a drilling program. We will not undertake Phase 2 of our exploration program until we complete Phase 1 of our exploration program.  If we commence Phase 2 of our exploration program we may, prior to the completion of Phase 2 of our exploration program, determine that Commercial Viable gold deposits do not exist within the Subject Claims in which event we anticipate that we will end Phase 2 of our exploration program.  Even if we commence and complete Phase 2 of our exploration program, we may not be able to determine if Commercially Viable gold deposits exist within the Subject Claims or if additional exploration is required to make such determination.

If the results, data and analysis derived from our Phase 1 exploration program do not indicate the presence of Commercially Viable gold deposits, we anticipate that we would not commence our Phase 2 exploration program and that we would either terminate our rights under the Option Agreement or, since the continuation of payments required under the Option Agreements are relatively inexpensive, retain our interest in the Option Agreements in anticipation of more favorable gold prices that may justify further development of the Subject Claims.

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

(2)

Overview of the Idaho Properties:

On July 5, 2007, Gentor Idaho, an Idaho corporation (“Gentor Idaho”) and the wholly owned subsidiary of the Company, acquired fee simple title (via a warranty deed dated June  29, 2007) to a 75 acre parcel of land (the “75 Acre Parcel”) located in Lemhi County, Idaho.  At or around the same time, the Company also acquired 78 lode claims and 5 placer claims on federal lands (“the Staked Claims”) located in Lemhi County, Idaho. Furthermore, on July 23, 2007, Gentor Idaho acquired the rights to that  certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims (the “Idaho Subject Claims”) located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  “Optioned Properties”) in Lemhi County, Idaho. The 75 Acre Parcel, the Staked Claims and the Optioned Properties are collectively referred to herein as the “Idaho Properties.” See Section 5 entitled “Other Information” for a further description of the acquisition of the Idaho Properties.

The Idaho Subject Claims related to an underground mining operation (the “IMA Mine”). The IMA Mine was an underground operation that closed in 1957.  Prior to its closure, the IMA Mine was the fifth largest United Stated producer of tungsten, having mined over 500,000 tons of ore between 1937 and 1952.  The lowest level of the IMA Mine intersected the top of a molybdenum-bearing intrusive.  From 1978 to 1981, Inspiration Development Corporation (“Inspiration”), a subsidiary of Anglo-American Corporation, entered into agreements relating to the Optioned Properties in 1978 and spent Two Million Dollars ($2,000,000.00) on the Optioned Properties to ascertain the Commercial Viability of the tungsten potential. The work performed by Inspiration included (i) a drilling program from underground and the surface, (ii) rehabilitation of the “D” level of the IMA Mine and (iii) completion of basic underground development for extraction of the tungsten ore.  Initially, it is the intention of Gentor Idaho to concentrate on exploration and delineation of the molybdenum-bearing intrusive. However, we cannot provide any assurance that the exploration, development and/or extraction of tungsten or molybdenum would prove to be Commercially Viable.

The Company engaged the consulting services of Wardrop Engineering, Inc. of Toronto, Canada (“Wadrop”) to review the available data on the IMA Mine and to recommend an exploration program. Based on the Wadrop recommendation, our objective is to undertake a two (2) phase exploration program of the IMA Mine to assess whether it  possess any Commercially Viable tungsten or molybdenum bearing mineral deposits.  Phase 1 of our exploration program will generally consist or surface exploration and Phase 2 of our exploration program will generally consist of the same. We will not undertake Phase 2 of our exploration program until we complete Phase 1 of our exploration program.  If we commence Phase 2 of our exploration program we may, prior to the completion of Phase 2 of our exploration program, determine that Commercial Viable tungsten or molybdenum deposits do not exist within the IMA Mine in which event we anticipate that we will end Phase 2 of our exploration program.  Even if we commence and complete Phase 2 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination.

If the results, data and analysis derived from our Phase 1 exploration program do not indicate the then presence of Commercially Viable  tungsten or molybdenum deposits, we anticipate that we would not commence our Phase 2 exploration program and that we would either terminate our rights under the Idaho Option Agreement or, since the continuation of payments required under the Idaho Option Agreements are relatively inexpensive, retain our interest in the Idaho Option Agreements in anticipation of more favorable  tungsten or molybdenum prices that may justify further development of the IMA Mine and/or the Idaho Properties.

If the results, data and analysis derived from our Phase 1 exploration program indicate the presence of Commercially Viable  tungsten or molybdenum deposits, and if we deem it appropriate to further identify and recover any such tungsten or molybdenum  deposits, we expect to proceed with our Phase 2 exploration program.

If we complete Phase 2 of our exploration program, we expect that our Directors, each of whom has mining expertise, will assess and review the results, data and analysis derived from Phase 2 of our exploration program.  If the results, data and analysis derived from Phase 2 of our exploration program indicate that there is a  limited probability of a Commercially Viable deposit of tungsten or molybdenum, we anticipate that we would terminate our Phase 2 exploration program and that we might terminate our rights under the Idaho Option Agreement or, since the continuation of payments required under the Idaho Option Agreements are relatively inexpensive, retain our interest in the Idaho Option Agreement in anticipation of more favorable tungsten or molybdenum  prices that may justify further development of the Idaho Properties.

However, if the results, data and analysis derived from Phase 2 of our exploration program indicate the appearance Commercially Viable tungsten or molybdenum deposits, and since we are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)), we anticipate that our Directors will determine whether to dispose of our interests in the Idaho Option Agreement to the highest bidder, or sell a portion of our  interests in the Idaho Option Agreement to a joint venture partner with the necessary expertise, staff, organization and financial resources to develop the IMA Mine to the mining stage. In the event that we dispose of our interest in the Idaho Option Agreement to the highest bidder, we intend to utilize such proceeds and any of our remaining funds to assess and acquire other properties.

As of the date hereof, we do not believe that we have adequate funds to simultaneously undertake Phase 1 of our exploration of the IMA Mine and Phase 2 of our exploration program of the Subject Claims.  If we determine that our Phase 2 exploration program of the Subject Claims is not warranted, then we believe that we will have adequate funds to commence and complete Phase 1 of our exploration program of the IMA Mine.  However, if we determine that the Phase 2 exploration program of the Subject Claims is warranted, then we believe to have sufficient funds to undertake same, but we anticipate that we will need additional funds in the approximate amount of $520,000 to enable us to undertake and complete Phase 1 of our exploration program of the IMA Mine . If we are able to complete Phase 1 of our exploration program of the IMA Mine and, in connection therewith, determine that the Phase 2 exploration program of the IMA Mine is warranted, we anticipate that we will need additional funds in the approximate amount of $800,000 to enable us to undertake and complete Phase 2 of our exploration program of the IMA Mine.  We presently have no commitments to provide any such additional funding if it is needed.

Plan of Operation

(1)

Subject Claims within the Montana Property

During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the Subject Claims:

First, we intend to continue conducting Phase 1 of our exploration program in accordance with the recommendations set forth in the report of RPA which included the cleaning out and shoring up of the existing hillside tunnels that were excavated in the past, the digging of trenches and pits throughout the earth overlaying the bedrock in order to expose the bedrock, the collection of bedrock samples and analysis (assaying) of these samples, the repair of the road leading to the Property, surveying and engaging a geologist or a mining engineer to report on the rock structures, bonding and reclamation of any disturbed areas.  We already have completed approximately 70% of our Phase 1 exploration program but were forced to halt our exploration due to the snow cover on the ground.  During July of 2007, the snow cover on the Property melted away and we resumed Phase 1 of our exploration program by hiring Contract Geological Services of Sheridan, Montana to conduct a soil geochemical sampling program as recommended by RPA. The estimated cost to complete our Phase 1 exploration program is approximately $20,000. In light of our limited financial and employee resources, we intend to continue to engage the services of local contractors and lease equipment and machinery on a short term basis in order to complete Phase 1 of our exploration program. We anticipate that one or more of our directors will oversee much of the remaining exploration work of our Phase 1 exploration program which is expected to include a soils sampling program and reclaiming ground disturbances to the satisfaction of the United States Forest Service.

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

(2)

Idaho Subject Claims within the Idaho Properties

During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the IMA Mine:

We intend to conduct the two (2) phase drilling program recommended by Wadrop in order to test for the potential of a large scale molybdenum deposit being present under the IMA Mine.  The Phase 1 recommendation includes the drilling of five (5) core holes from surface totaling 7,200 feet, to substantiate prior work and to test continuity along a 1,000 foot strike length.  The estimated cost of this program is $528,000 and is expected to take at least five (5) months.  If warranted, the second phase of the drilling program includes drilling an additional (ten) 10 core holes from the surface.  The estimated cost of this program is $800,000 and is expected to take at least seven (7) months. We intend to commence the first phase of the drilling program in August 2007.

In connection with the execution of our plan of operation for the Subject Claims and the Idaho Properties, during the next twelve (12) months, (i) we do not expect to conduct any product research or development, (ii) other than the purchase of those items in support of our drilling program (such as a diamond core saw, core boxes, and small buildings for office, engineering and core sawing functions), we do not expect to purchase or sell any plant or significant equipment or machinery, and (iii) we intend to hire approximately three (3) employees.

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

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

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

On  July 23, 2007, Bardswich, Idaho LLC, an Idaho limited liability company (“Bardswich LLC”) , an entity that is owned and controlled by Lloyd J. Bardswich, who is the president, treasurer and a director of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into that certain assignment agreement (the “Assignment Agreement”) whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Company believes that the fair value of the 500,000 shares provided to Bardswich LLC as part of the Assignment Agreement is approximately $100,000.  The sale of the foregoing securities were exempted under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On July 31, 2007, the Company sold 1,000,000 Units (as defined herein ) to Arnold T. Kondrat (the “Purchaser”) for aggregate consideration of $200,000. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of twenty five cent (US$0.25) per share of Common Stock at any time within twenty four (24) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have been registered under the Securities Act and are “Restricted Securities”as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  The Purchaser, who is a current shareholder of the Company, made an informed investment decision based upon negotiation with the Company and had access to material information regarding the Company.  The Company believes that the Purchaser has the knowledge and experience in financial matters such that the Purchaser is capable of evaluating the merits and risks of acquisition of the Units.  All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

Since our inception, as except as disclosed above in this section entitled “Recent Sales of Unregistered Securities,” we have not sold any securities of the Company without registering such securities under the Securities Act.

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

Subsequent to the information contained in (i) our Form 10Q-SB for the quarterly period ending September 30, 2006 which was filed with the SEC on December 29, 2006, (ii) our Form 10K-SB for the year ending December 31, 2006 which was filed with the SEC on April 17, 2007, and (iii) our Form 10Q-SB for the quarterly period ending March 31, 2007 which was filed with the SEC on May15, 2007, we used our net proceeds for the following purposes (i) approximately $23,498 was used for the repayment of current liabilities, (ii) approximately $170,248 was used to pay other operating expenses, (iii) approximately $5,540 was used to purchase equipment, and (iv) approximately $160,000 was used to purchase real estate. With respect to the approximate amount of $170,284 that was spent for other operating expenses: (a) approximately $14,750 was paid to our directors for operational consulting services rendered to the Company and which amount we believe to be in accordance with industry standard rates; and (b) approximately $7,927 was paid to our directors for reimbursement of expenses paid on behalf of the Company. Other than the foregoing, no proceeds of our Offering were paid directly or indirectly to (1) any director or officer of the Company; (2) any person owning more than 10% or more of our Common Stock; or (3) any of our affiliates

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

On June 28, 2007, the Company formed Gentor Idaho, an Idaho corporation (“Gentor Idaho”) as its wholly owned subsidiary for purposes of acquiring (i) the Idaho Option Agreement  (as such term is defined below), (ii) the 75 Acre Parcel (as such term is defined below) and (iii) the Staked Claims (as such terms are defined below).

On July 5, 2007 Gentor Idaho acquired fee simple title to a 75 acre parcel of land (the “75 Acre Parcel”) located in Lemhi County, Idaho, from Richard Bergeman and Victoria Bergeman for a purchase price of $169,000.  The 75 Acre Parcel also includes 72 acre-inches of water rights. The 75 Acre Parcel is adjacent to the Optioned Properties  (as such term is defined below).  The warranty deed (the “Warranty Deed”), dated June 29, 2007, evidencing the purchase of the 75 Acre Parcel is filed herewith as Exhibit 10.04 and incorporated herein by reference.

Through a staking program, the Company also acquired 78 lode claims and 5 placer claims on federal lands (“the Staked Claims”).  The Staked Claims are adjacent to the Optioned Properties  (as such term is defined below) . The Company is required to pay $10,375 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

Effective as of March 1, 2007, Bardswich, Idaho LLC, an Idaho limited liability company (“Bardswich LLC”) and IMA-1, LLC, a Montana limited liability company (the “Idaho Claim Owner”) entered into that certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims (the “Idaho Subject Claims”) located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  “Optioned Properties”) in Lemhi County, Idaho. In accordance with the terms of the Idaho Option Agreement, concurrently with the execution of the Idaho Option Agreement, Bardswich LLC paid the Idaho Claim Owner $40,000 in cash as the first Advanced Minimum Royalty Payment (as such term is defined herein). The Idaho Subject Claims related to an underground mining operation that closed in 1957.  Prior to its closure, the Idaho Subject Claims was the fifth largest US producer of tungsten, having mined over 500,000 tons of ore between 1937 and 1952.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president, treasurer and a director of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into that certain assignment agreement (the “Assignment Agreement”) whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement  to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Assignment Agreement is filed herewith as Exhibit 10.03 and incorporated herein by reference.

The Idaho Option Agreement grants the Company (through Gentor Idaho)  the exclusive right (the “Exploration and Mineral Right”) to enter the Optioned Properties for the purpose of exploring and developing  the Optioned Properties, as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Idaho Option Agreement also grants the Company an option (the “Option Right”) to purchase the Idaho Claim Owner’s rights to the Optioned Properties, including but not limited to the Idaho Subject Claims, for a total purchase price of $5,000,000 (the “Purchase Price”), excluding therefrom the right of the Idaho Claim Owner to receive a three  percent (3%) royalty on net revenue generated form the sale of any molybdenum, copper, lead, and zinc recovered from the Idaho  Subject Claims and a five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from the Optioned Properties (collectively, the “Net Smelter Return Royalties”). The duration of the Idaho Option Agreement is indefinite so long as the Company makes the necessary scheduled payments of advanced minimum royalty payments (each an “Advanced Minimum Royalty Payment”)  under the Idaho Option Agreement. Bardswich LLC made an initial payment of $40,000 in cash to the Idaho Claim Owner upon execution of the Idaho Option Agreement.  Additional payments of (i)  $60,000 in cash is due on or before the six month anniversary date of the Idaho Option Agreement, (ii) $100,000 in cash is due on or before the first, second and third anniversary date of the Idaho Option Agreement, and (iii) $200,000 in cash is due on or before the fourth anniversary date of the Idaho Option Agreement as well as each subsequent anniversary date thereafter until the Purchase Price is paid or the Idaho Option Agreement is terminated or cancelled.  To the extent that the Company makes any Advanced Minimum Royalty Payments, the Company shall receive a corresponding credit against any required Net Smelter Returns Royalties that are otherwise required to be paid to the Idaho Claim Owner under the Idaho Option Agreement.  Moreover, the Company shall also receive a credit equal to all Advanced Minimum Royalty Payments and payments of Net Smelter Return Royalties against the Purchase Price.  In the event the Idaho Claim Owner notifies the Company that the Company has breached a term, condition or covenant of the Idaho Option Agreement (other than the payment of monies due and payable under the Idaho Option Agreement), then the Company has at least sixty (60) days (twenty (20) days for any monetary payment obligation) to cure any such breach.  If the Company cannot cure, or begin to cure, any such breach within the cure period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. The Company also has (i) the right to terminate the Idaho Option Agreement at any time and (ii) the right to assign all or any portion of the Idaho Option Agreement to any third party. The Idaho Option Agreement is filed herewith as Exhibit 10.02 and incorporated herein by reference. Initially, the Company intends to concentrate on the exploration and delineation of the molybdenum-bearing intrusive located within the Idaho Subject Claims.

The Company and the Idaho Claim Owner are in the process of amending and restating the Idaho Option Agreement to alter various administrative procedures and to correct minor errors.  The Company does not anticipate that any such changes and/or alterations will have an material impact on the terms and conditions of the Idaho Option Agreement.

Item 6.

Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (4)
3.02	Bylaws(2)
4.01	Form of Specimen Stock Certificate for the Company’s Common Stock (2)
10.01	Amended and Restated Option Agreement (3)
10.02	Mineral Lease Agreement and Option to Purchase (5)
10.03	Assignment Agreement (5)
10.04	Warranty Deed (5)
10.03	Securities Purchase Agreement (6)
10.04	Warrant Agreement (6)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company(1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal financial officer of the Company(1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company(1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal financial officer of the Company(1)

____________________

(1)Filed herewith.

(2)Filed as part of the Registration Statement on Form SB-2.

(3)Filed as part of Amendment 2 to the Registration Statement on Form SB-2

(4) Filed as part of Form 8-K dated March 1, 2007 (filed March 6, 2007)

(5) Filed as part of Form 8-K dated July 23, 2007 (filed July 26, 2007)

(6) Filed as part of Form 8-K dated July 31, 2007 (filed August 3, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: August 14, 2007

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

Date: August 14, 2007

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, principal financial officer