Form 10QSB
period 2007-09-30
Gentor Resources, Inc.
filed 2007-11-14
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Item 5.

Other Information.

Item 6.

Exhibit.

SIGNATURES

Item 1.

Financial Statements.

(a) Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	September 30, 2007 (unaudited)	December 31, 2006 (audited)
Current
Cash & cash equivalents	$320,416	$835,131
Prepaids and deposits	20,607	-
	$341,023	$835,131

Mineral Properties	169,000	-
Capital assets (note 4)	11,183	-

Total assets	$521,206	$835,131

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$160,569	$60,041
Due to related parties (note 6)	12,365	56,627
Total Current Liabilities	$172,934	$116,668

SHAREHOLDERS’ EQUITY
Authorized 37,500,000 Common shares, $0.0001 par value 12,500,000 Preferred shares, $0.0001 par value
Issued and outstanding
19,000,000 Common shares (December 31, 2006 - 17,500,000)(note 7)	1,900	1,750
Paid-in capital	1,348,100	1,048,250
Deficit accumulated	(1,001,728)	(331,537)
	348,272	718,463
Total Liabilities and shareholder’s equity	$521,206	$835,131

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(b) Consolidated Statements of Operations and Deficit

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		Cumulative from inception on March 24, 2005 to September 30, 2007
	2007	2006	2007	2006
Expenses
Field Campus expenses	$6,262	$-	$6,262	$-	$6,262
Surveying	24,383	-	24,383	-	24,383
Geochemistry	5,267	-	5,267	-	5,267
Geology	97,304	-	162,789	-	180,392
Drilling	146,474	-	146,474	-	146,474
Mineral Properties	140,000	-	150,000	7,500	165,000
Consulting fees - related parties	-	-	-	-	12,400
Consulting fees - other	-	-	1,200	-	5,609
Management fees	-	-	-	-	2,000
Professional fees	62,029	25,813	126,845	90,159	401,860
General and administrative expenses	41,334	-	45,117	3,645	50,625
Depreciation	1,162	-	1,854	-	1,854
	(524,215)	(25,813)	(670,191)	(101,304)	(1,002,126)
Interest income	-	23	-	181	398
Net loss for the period	(524,215)	(25,790)	(670,191)	(101.123)	(1,001,728)
Deficit, beginning of the period	(477,513)	(172,970)	(331,537)	(97,637)	-
Deficit, end of period	$(1,001,728)	$ (198,760)	$(1,001,728)	$(198,769)	$(1,001,728)
Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.04)	$(0.01)
Weighted average number of shares	18,538,043	12,500,000	17,849,817	12,500,000

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(c)  Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the nine month period ended September 30, 2007	For the nine month period ended September 30, 2006	Cumulative from inception on March 24, 2005 to September 30, 2007

CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(670,191)	$(101,123)	$(1,001,728)
Deprecation	1,854	-	1,854
Shares issued for mineral properties	100,000	-	100,000
Change in non cash working capital balance
Accounts payable	100,528	53,532	160,569
Prepaid and deposits	(20,607)	-	(20,607)
	(484,416)	(47,591)	(759,912)

Financing activities:
Common shares issued	200,000	-	1,250,000
Due to related parties	(44,262)	36,638	12,365
	155,738		1,262,365
Investing activities:
Purchase of capital assets	13.037	-	(13,037)
Mineral Properties	(169,000)	-	(169,000)
	(182,037)	-	(182,037)
Net increase (decrease) in cash & cash equivalents	(514,715)	(10,963)	320,416
Cash and cash equivalents, beginning of the period	835,131	19,441	-
Cash and cash equivalents, end of the period	$320,416	$8,478	$320,416

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

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2007, the Company has a loss from operations of $670,191 and accumulated deficit of $1,001,728.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of the Company for the nine month periods ended September 30, 2007 and 2006 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

BASIS OF CONSOLIDATION

On June 28, 2007 the Company incorporated a wholly-owned subsidiary Gentor Idaho, an Idaho corporation. The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated amortization. Amortization is recorded as follows:

Vehicle

-

Straight line over two years

Office equipment

-

Straight line over four years

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

4.

CAPITAL ASSETS

September 30, 2007

	Cost	Accumulated Amortization	Net Book Value
Vehicle	$5,540	$1,385	$4,155
Mining equipment	$7,479	$469	$7,028
	$13,037	$1,854	$11,183

5.

MINERAL PROPERTIES

The Company holds option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims ("the Mining Claims"), located in the Jefferson County, State of Montana. Under the mining exploration and option agreement signed on April 29, 2005 (and as amended and restated March 30, 2006), the Company holds the exclusive option to purchase the Mining Claims for a total cash consideration of One million United States dollars ($1,000,000) ("the purchase price") subject to a 2% Net smelter return royalty. A payment of $7,500 was made upon execution of the agreement on April 29, 2005 and an additional payment of $7,500 is due on the first anniversary date of signing. An amount of $10,000 is due for each of the second and third anniversary date of signing and $15,000 per year thereafter until the purchase price has been paid, unless the agreement is terminated or cancelled. In the event the option to purchase is exercised, all annual payments and/or royalty production payments will be credited against the purchase price.

On July 3, 2007, the Company acquired though its wholly-owned subsidiary, Gentor Idaho, fee simple title a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 acre-inches of water rights.

In addition, through a staking program, the Company also acquired 78 lode claims and 5 placer claims on federal lands ("the Staked Claims").  The Company is required to pay $10,375 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into that certain assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company's common stock. The Option Agreement relates to certain mineral lease agreement and option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  "Optioned Properties") in Lemhi County, Idaho.  The Option Agreement provides escalating annual advance minimum royalty payments of up to an annual maximum $200,000 until the total purchase price of $5,000,000 has been paid in exchange for 100% ownership interest by the Company in the optioned properties, subject to additional royalty payments ranging from 3% to 5% in the event of mineral production on the optioned properties.

On September, 7, 2007, the Company entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CVRD Inco Limited (“Inco”) and Antoshkiw. Inco, had previously signed an exploration option agreement (the “Antoshkiw Option Agreement”) with Antoshkiw on October 19, 2006 covering certain claims (the “Nunavut Optioned Properties”) located in the Nunavut Territory. The Nunavut Optioned Properties, which covers approximately 1,965 acres, are considered to be prospective exploration areas for both nickel and copper. With the execution of the Nunavut Assignment Agreement, the Company acquired all of Inco's rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the Nunavut Optioned Properties.  In consideration of the foregoing assignment of rights, the Company granted Inco the right of first refusal to process any mineral concentrate produced from the "Area of Interest," which consists of approximately 85,000 acres in the Nunavut Optioned Properties. In order to maintain and exercise the Nunavut Option Right, the Company must make the following payments to Antoshkiw and undertake the following expenditures: (i) on or before the first anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $35,000 and spend at least CDN$100,000 in connection with the exploration and development of the Nunavut Optioned Properties; (ii) on or before the second anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $50,000 and spend at least CDN$200,000 in connection with the exploration and development of the Nunavut Optioned Properties, and (iii) on or before the third anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $100,000 and spend at least CDN$400,000 in connection with he exploration and development of the Nunavut Optioned Properties.

 6.

RELATED PARTIES TRANSACTIONS

During the nine month period ended September 30, 2007 an amount of $56,627 previously advanced to the Company for working capital purposes was repaid in full to a corporation wholly-owned by a significant shareholder of the Company. This advance was unsecured, non-interest bearing and re- payable upon demand.

During the nine month period ended September 30, 2007, an aggregate amount of $69,012 (September 30, 2006 - $Nil) was paid to three directors of the Company for services rendered to the Company during the period. This amount is included in the Company's statements of operations and deficit under geology and drilling expenses. As at September 30, 2007 the balance of $12,365 was due by the Company to one of the directors of the Company.

These transactions are in the normal course of the Company's operations.

7.

SHARE CAPITAL

The authorized share capital of the Company consists of 12,500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued is series with distinctive serial designations.

As at September 30, 2007, the Company had outstanding 19,000,000 (December 31, 2006 - 17,500,000) common shares and no preferred shares.

On March 1, 2007, the Company's Articles of Incorporation were amended and restated to reflect a 25 for 1 common stock split and the number of shares of common stock authorized for issuance increased from 1,500,000 to 37,500,000. All common stock information has been restated to reflect this stock split.

During the nine month period ended September 30, 2007, the Company issued 500,000 of its common shares with a fair value of $100,000 to L.J. Bardswich as part of the consideration for the Assignment Agreement signed on July 23, 2007 (Note 5).

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

8.

INCOME TAXES

For income tax purposes the Company incurred approximately $670,000 of net operating losses and deferred exploration costs for the nine month period ended September 30, 2007, which can be used to offset future taxable income. During the year ended December 31, 2006, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax assets generated by the loss carryforwards and deferred exploration costs has been fully reserved. The accumulated net operating loss carryforwards and the deferred exploration costs total approximately $1 million at September 30, 2007. Differences between financial statement and tax losses consist primarily of amortization of deferred exploration costs.  No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is not more likely than not to be realized through known future revenue sources.

Item 2.

Plan of Operation.

Cautionary Statement Regarding Forward-looking Statements

The information provided in this report may contain “forward looking” statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we “believe”, “anticipate”, “expect”, or “plan to”, as well as, other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements.  Our actual results could differ materially from those discussed in the forward-looking statements. We do not intend to update these forward looking statements.  Furthermore, any discussion of our financial condition and plan of operation should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this report.

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

(2)

Overview of the Idaho Properties:

On July 5, 2007, Gentor Idaho, an Idaho corporation (“Gentor Idaho”) and the wholly owned subsidiary of the Company, acquired fee simple title (via a warranty deed dated June  29, 2007) to a 75 acre parcel of land (the “75 Acre Parcel”) located in Lemhi County, Idaho.  At or around the same time, the Company also acquired 78 lode claims and 5 placer claims on federal lands (“the Staked Claims”) located in Lemhi County, Idaho. Furthermore, on July 23, 2007, Gentor Idaho acquired the rights to that  certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims (the “Idaho Subject Claims”) located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  “Optioned Properties”) in Lemhi County, Idaho. The 75 Acre Parcel, the Staked Claims and the Optioned Properties are collectively referred to herein as the “Idaho Properties.” See Item 5 entitled “Other Information” for a further description of the acquisition of the Optioned Properties.

The Idaho Subject Claims related to an underground mining operation (the “IMA Mine”). The IMA Mine was an underground operation that closed in 1957.  Prior to its closure, the IMA Mine was the fifth largest United Stated producer of tungsten, having mined over 500,000 tons of ore between 1937 and 1952.  The lowest level of the IMA Mine intersected the top of a molybdenum-bearing intrusive.  From 1978 to 1981, Inspiration Development Corporation (“Inspiration”), a subsidiary of Anglo-American Corporation, entered into agreements relating to the Optioned Properties in 1978 and spent Two Million Dollars ($2,000,000.00) on the Optioned Properties to ascertain the Commercial Viability of the tungsten potential. The work performed by Inspiration included (i) a drilling program from underground and the surface, (ii) rehabilitation of the “D” level of the IMA Mine and (iii) completion of basic underground development for extraction of the tungsten ore.  Initially, it is the intention of Gentor Idaho to concentrate on exploration and delineation of the molybdenum-bearing intrusive. However, we cannot provide any assurance that the exploration, development and/or extraction of tungsten or molybdenum would prove to be Commercially Viable. The Company engaged the consulting services of Wardrop Engineering, Inc. of Toronto, Canada (“Wardrop”) to review the available data on the IMA Mine and to recommend an exploration program. Based on the Wardrop recommendation, our objective is to undertake a two (2) phase exploration program of the IMA Mine to assess whether it  possess any Commercially Viable tungsten or molybdenum bearing mineral deposits.  Phase 1 of our exploration program will generally consist of surface exploration and Phase 2 of our exploration program will generally consist of the same. We will not undertake Phase 2 of our exploration program until we complete Phase 1 of our exploration program.  If we commence Phase 2 of our exploration program we may, prior to the completion of Phase 2 of our exploration program, determine that Commercial Viable tungsten or molybdenum deposits do not exist within the IMA Mine in which event we anticipate that we will end Phase 2 of our exploration program.  Even if we commence and complete Phase 2 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination.

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

As of the date hereof, we do not believe that we have adequate funds to simultaneously undertake Phase 1 of our exploration of the IMA Mine and Phase 2 of our exploration program of the Subject Claims.  If we determine that our Phase 2 exploration program of the Subject Claims is not warranted, then we believe that we will have adequate funds to commence and complete Phase 1 of our exploration program of the IMA Mine.  However, if we determine that the Phase 2 exploration program of the Subject Claims is warranted, then we believe to have sufficient funds to undertake same, but we anticipate that we will need additional funds in the approximate amount of $520,000 to enable us to undertake and complete Phase 1 of our exploration program of the IMA Mine. If we are able to complete Phase 1 of our exploration program of the IMA Mine and, in connection therewith, determine that the Phase 2 exploration program of the IMA Mine is warranted, we anticipate that we will need additional funds in the approximate amount of $800,000 to enable us to undertake and complete Phase 2 of our exploration program of the IMA Mine.  We presently have no commitments to provide any such additional funding if it is needed.

(3)

Overview of the Nunavut Properties

During the third quarter of this calendar year, we entered into an informal grubstake arrangement (the “Grubstake Arrangement”) with a prospector named Joe Antoshkiw (“Antoshkiw”) whereby the Company  advanced certain funds to Antoshkiw to stake claims (the “Grubstake Claims”) located on federal lands in the Nunavut Territory, which is located in the eastern Canadian Arctic. The Grubstake Claims cover nickel-copper showings which were discovered by Antoshkiw.

On September, 7, 2007, we entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CVRD Inco Limited (“Inco”) and Antoshkiw.  Inco, the world’s number two producer of Nickle, and a  miner and processer of  copper, gold, cobalt, and platinum group metals, had previously signed an exploration option agreement (the “Antoshkiw Option Agreement”) with Antoshkiw on October 19, 2006 covering the those certain claims (the “JB Claims”) located in the Nunavut Territory.  The JB Claims, which covers approximately 1,965 acres, are considered to be prospective exploration areas for both nickel and copper.  With the execution of the Nunavut Assignment Agreement, we acquired all of Inco’s rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the JB Claims (also referred to herein as the “Nunavut Optioned Properties”).  Also, as part of the Nunavut Assignment Agreement, we granted Inco the right of first refusal to process any mineral concentrate produced from the “Area of Interest,” which consists of approximately 85,000 acres in the Nunavut Territory and includes all of the Grubstake Claims.  See Item 5 entitled “Other Information” for a further description of the acquisition of the Nunavut Optioned Properties.

Plan of Operation

(1)

Subject Claims within the Montana Property

During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the Subject Claims:

First, we intend to complete Phase 1 of our exploration program by undertaking the reclamation of the disturbances from our exploration program to the satisfaction of the United States Forrest Service.  We anticipate that the cost to complete Phase 1 of our exploration program is approximately $10,000.  In light of our limited financial and employee resources, we intend to continue to engage the services of local contractors and lease equipment and machinery on a short term basis in order to complete Phase 1 of our exploration program. We anticipate that one or more of our directors will oversee much of the reclamation process, which we anticipate will be concluded before the end of the current calendar year

Second, after completion of Phase 1 of our exploration program, we intend to assess and analyze the results from Phase 1 of our exploration program to determine whether or not to proceed with Phase 2 of our proposed exploration program.  We estimate that it will cost approximately $2,000 to analyze the results of Phase 1 of our exploration program, and that it will take about two (2) weeks to conduct such analysis.

Third, even if  the preliminary results of Phase 1 of our exploration program show results which we consider warranting further exploration of the Property, we intend to postpone Phase 2 of our exploration program until such time as additional funds and resources are available, as we have decided to utilize our available funds and resources for our other projects. However, if and when we decide to move forward with Phase 2 of our exploration program, which will consist of drilling holes into the bedrock and the examination and analysis of the bedrock samples collected from the drilled holes in order to determine the geology and identify the presence, if any, of gold beneath the surface of the bedrock, we will need to obtain another work permit (the “Second Permit”) from the United States Forest Service, Jefferson Ranger District, Whitehall, Montana.  We estimate that it will cost approximately $5,000 and take approximately two (2) weeks to prepare and submit the application for the Second Permit, and we anticipate that the Second Permit will be issued within seven (7) months after submission thereof.  If and when we are ready to commence Phase 2 of our exploration program, we estimate that it will cost approximately $140,000 to complete a portion of the Phase 2 exploration program and $340,000 to complete the entire Phase 2 exploration program.  We anticipate that it will take about three (3) months to conduct the Phase 2  exploration program after commencement. If warranted and assuming that we have sufficient financial resources, we anticipate that we would commence Phase 2 of our exploration program during the calendar year 2009 and anticipate that it will be completed within three (3) months after commencement.

(2)

Idaho Subject Claims within the Idaho Properties

During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the IMA Mine:

We intend to conduct the two (2) phase drilling program recommended by Wardrop in order to test for the potential of a large scale molybdenum deposit being present under the IMA Mine.  The Phase 1 recommendation includes the drilling of five (5) core holes from surface totaling 7,200 feet, to substantiate prior work and to test continuity along a 1,000 foot strike length.  The estimated cost of this program is $528,000 and is expected to take at least five (5) months.  If warranted, the second phase of the drilling program includes drilling an additional (ten) 10 core holes from the surface.  The estimated cost of this program is $800,000 and is expected to take at least seven (7) months. We commenced the first phase of the drilling program in August 2007.

In late July of 2007, we commenced Phase 1 of our two (2) phase drilling program recommended by Wardrop in order to test for the potential of a large scale molybdenum deposit being present under the IMA Mine.  Phase 1 of our drilling program consisted of drilling five (5) core holes from surface totaling 7,200 feet in order to substantiate prior work and to test continuity along a 1,000 foot strike length. Initially, we estimated that it would take approximately five (5) months and cost approximately $528,000 to complete the Phase 1 drilling program.  However, due to frequent breakdowns of the contractor's  equipment, our Phase 1 drilling program is behind schedule, and as of the date of this Report, we have no definitive time table during which the Phase 1 drilling program will be completed. Despite the delays during the Phase 1 drilling program, an inspection of the drill core from the first hole revealed visible molybdenum sulphide, and based on the foregoing preliminary finding, we have decided to engage the services of a second drill contractor to commence Phase 2 of the drill program. Phase 2 of our drilling program will consist of drilling an additional (ten) 10 core holes from the surface. The estimated cost for our proposed Phase 2 drilling program is approximately $800,000 and is expected to take at least seven (7) months. We intend to commence the second phase of the drilling program in November, 2007.

(3)

JB Claims within the Nunavut Territory

During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the JB Claims:

As of the date of this Report, we do not have any definitive plans to explore the JB Claims.  We are in the process of compiling and developing a definitive exploration program to seek and test for nickle and copper mineral deposits within the JB Claims.

In connection with the execution of our plan of operation for the Subject Claims, the Idaho Properties,  and the JB Claims, during the next twelve (12) months, (i) we do not expect to conduct any product research or development, (ii) other than the purchase of those items in support of our drilling program (such as a diamond core saw, core boxes, and small buildings for office, engineering and core sawing functions), we do not expect to purchase or sell any plant or significant equipment or machinery, and (iii) we intend to hire approximately four (4) additional employees.

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

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

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

On November 14, 2006, we commenced our Offering of up to 5,000,000 shares (after giving effect to the March 2007 Split) of our Common Stock, at a price per share of $0.20 (after giving effect to the March 2007 Split) of our Common Stock, for an aggregate Offering price of $1,000,000.  On November 16, 2006, the Company sold all 5,000,000 shares (after giving effect to the March 2007 Split) of our Common Stock and we received aggregate Offering proceeds of $1,000,000. The expenses of the Offering were approximately $80,000 and none of the expenses of the Offering were paid directly or indirectly to (i) any director or officer of the Company; (ii) any person owning more than 10% or more of our Common Stock; or (iii) any of our affiliates. Accordingly, the net proceeds of the Offering (the “Net Offering Proceeds”) was $920,000.

As of the date of this report, all of the Net Offering Proceeds have been used in accordance with the disclosures set forth in (i) our Form 10Q-SB for the quarterly period ending September 30, 2006 which was filed with the SEC on December 29, 2006, (ii) our Form 10K-SB for the year ending December 31, 2006 which was filed with the SEC on April 17, 2007, (iii) our Form 10Q-SB for the quarterly period ending March 31, 2007 which was filed with the SEC on May15, 2007, and (iv) our Form 10Q-SB for the quarterly period ending June 30, 2007 which was filed with the SEC on August 14, 2007.

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

A.

Acquisition of the Optioned Properties.

On June 28, 2007, the Company formed Gentor Idaho for purposes of acquiring (i) the Idaho Option Agreement with respect to the Optioned Properties, (ii) the 75 Acre Parcel and (iii) the Staked Claims.

On July 5, 2007 Gentor Idaho acquired fee simple title to the 75 Acre Parcel from Richard Bergeman and Victoria Bergeman for a purchase price of $169,000.  The 75 Acre Parcel also includes 72 acre-inches of water rights. The 75 Acre Parcel is adjacent to the Optioned Properties.  The warranty deed (the “Warranty Deed”), dated June 29, 2007, evidencing the purchase of the 75 Acre Parcel is filed herewith as Exhibit 10.04 and incorporated herein by reference.

Through a staking program, the Company also acquired the Staked Claims.  The Staked Claims are adjacent to the Optioned Properties. The Company is required to pay $10,375 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

Effective as of March 1, 2007, Bardswich LLC and IMA-1, LLC, a Montana limited liability company (the “Idaho Claim Owner”) entered into that certain Idaho Option Agreement which relates to the Idaho Subject Claims that are located over the Optioned Properties. In accordance with the terms of the Idaho Option Agreement, concurrently with the execution of the Idaho Option Agreement, Bardswich LLC paid the Idaho Claim Owner $40,000 in cash as the first Advanced Minimum Royalty Payment (as such term is defined herein). The Idaho Subject Claims related to an underground mining operation that closed in 1957.  Prior to its closure, the Idaho Subject Claims was the fifth largest US producer of tungsten, having mined over 500,000 tons of ore between 1937 and 1952.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president, treasurer and a director of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into that certain Assignment Agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement  to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Assignment Agreement is filed herewith as Exhibit 10.03 and incorporated herein by reference.

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

B.

Acquisition of the Nunavut Optioned Properties.

Effective as of October 19, 2006, Antoshkiw entered into that certain Exploration Option Agreement (the “Antoshkiw Option Agreement”) with Inco which relates to the JB Claims located within the Nunavut Territory.  Pursuant to the terms of the Antoshkiw  Option Agreement, which terms are described in more detail below, Antoshkiw granted Inco (i) the right to enter upon, explore and develop the JB Claims and (ii) a three (3) year option to purchase the Nunavut Optioned Properties.

Effective as of September, 7, 2007, Gentor, Inco and Antoshkiw entered into that ceratin Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) whereby we acquired all of Inco’s rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the JB Claims and the Nunavut Optioned Properties.  In consideration of the foregoing assignment of rights, we granted Inco the right of first refusal to process any mineral concentrate produced from the “Area of Interest,” which consists of approximately 85,000 acres in the Nunavut Optioned Properties and includes all of the Grubstake Claims. The Nunavut Assignment Agreement is filed herewith as Exhibit 10.05 and incorporated herein by reference.

The Antoshkiw Option Agreement grants the Company (i) the right (the “Nunavut Exploration and Mineral Right”) to enter upon the Nunavut Optioned Properties for the purpose of exploring and developing  the JB Claims and (ii) the option (the “Nunavut Option Right”) to purchase the Nunavut Optioned Properties.  In order to maintain and exercise the Nunavut Option Right, the Company must make the following payments to Antoshkiw and undertake the following expenditures: (i) on or before the first anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $35,000 and spend at least CDN$100,000 in connection with the exploration and development of the Nunavut Optioned Properties; (ii) on or before the second anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $50,000 and spend at least CDN$200,000 in connection with the exploration and development of the Nunavut Optioned Properties, and (iii) on or before the third anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $100,000 and spend at least CDN$400,000 in connection with the exploration and development of the Nunavut Optioned Properties. To the extent that the Company spends more than the required expenditures in any given year, the excess expenditures may be applied to the following year’s expenditure requirements. Similarly, to the extent that the Company fails to spend the required expenditures in any given year, the Company shall have the right, but not the obligation, to pay any such shortfall to Antoshkiw, in which case the Company shall be deemed to have satisfied its expenditure requirements and the Nunavut Exploration and Mineral Right and Nunavut Option Right shall continue in full force and effect. However, in the event that the Company fails to make the foregoing payments and/or expenditures in a timely manner, then all of our rights under the Antoshkiw Option Agreement shall terminate. In the event Antoshkiw notifies the Company that the Company has breached a term, condition or covenant of the Antoshkiw Option Agreement (other than the payment of monies due and payable under the Antoshkiw Agreement), then the Company has at least ninety (90) days (fifteen (15) days for any monetary payment obligation) to cure any such breach.  Other than our obligation to file the results of our expenditures in accordance the applicable Canadian Mining Regulations on an annual basis and deliver a copy of said report to Antoshkiw, nothing contained in the Antoshkiw Option Agreement obligates the Company to take any action with respect to the Nunavut Optioned Properties and the Company can abandon the project at any time upon written notice to Antoshkiw.

C.

Quotation on the OTC Bulletin Board (the “OTCBB”).

As of October 9, 2007, the Common Stock of the Company was eligible to be quoted on the OTCBB under the symbol “GNTO.” Although our common stock is quoted on the OTCBB, there is a limited public market for our common stock and no assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. The OTCBB  is not a stock exchange and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock  exchange like the New York Stock  Exchange.  Many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our common stock is currently considered penny stock. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.

Item 6.

Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (4)
3.02	Bylaws(2)
4.01	Form of Specimen Stock Certificate for the Company’s Common Stock (2)
10.01	Amended and Restated Option Agreement (3)
10.02	Mineral Lease Agreement and Option to Purchase (5)
10.03	Assignment Agreement (5)
10.04	Warranty Deed (5)
10.03	Securities Purchase Agreement (6)
10.04	Warrant Agreement (6)
10.05	Nunavut Assignment Agreement (1)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal financial officer of the Company (1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)

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

Date: November 14, 2007

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

Date: November 14, 2007

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, principal financial officer