Form 10KSB
period 2007-12-31
Gentor Resources, Inc.
filed 2008-03-31
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-130386

Gentor Resources, Inc.

-------------------------------------------

(Name of Small Business Issuer in Its Charter)

Florida	20-2679777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2289 Pahsimeroi Road

Patterson, Idaho 83253

-------------------------------------------

(Address of principal executive offices)(Zip Code)

(406) 287-3046

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

The aggregate market value of the 7,500,000 shares of the voting and non-voting common equity held by non-affiliates (computed by reference to an average bid and asked price of such common equity as quoted on the OTC Bulletin Board of $2.50 as of March 6, 2008) was $18,750,000.

As of the date hereof, there were 22,500,000 shares of Common Stock of the Issuer outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  YES [  ]   NO [ X ]

TABLE OF CONTENTS

PART I.

Item 1.

Description of Business.

Item 2.

Description of Property.

Item 3.

Legal Proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

Item 14.

Principal Accountant Fees and Services.

Signatures

Cautionary Statement Regarding Forward-looking Statements

The information provided in this report may contain “forward looking” statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we “believe”, “anticipate”, “expect”, or “plan to”, as well as, other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors and/or risks could cause our actual results to differ materially from those expressed or implied by these statements, including, but not limited to:

•

risks related to our properties being in the exploration stage

•

risks related to our limited operating history

•

risks related to mineral exploration and development activities

•

risks related our mineral operations being subject to government regulation

•

risks related to the competitive industry of mineral exploration

•

risks related to our ability to obtain additional capital to develop our resources, if any

•

risks related to the fluctuation of prices for precious and base metals

•

risks related the possible dilution of our common stock from additional financing activities

•

risks related to our subsidiaries activities

•

risks related to our shares of common stock

The foregoing list is not exhaustive of the factors that may affect our forward-looking statements and new risk factors may emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We do not intend to update these forward looking statements.  Furthermore, any discussion of our financial condition and plan of operation should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this report.

PART I.

Item 1.

Description of Business.

In this report, references to “we,” “us,” “our” and the “Company” refer to Gentor Resources, Inc., a Florida corporation.

Background

We are a Florida corporation formed under the name of Gentor Resources, Inc. on March 24, 2005. We have one (1) wholly owned subsidiary, Gentor Idaho, an Idaho corporation (“Gentor Idaho”), which was formed on June 28, 2007.

We are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) which means that we are engaged in the search for mineral deposits (reserves) which are not either in the development or production stage. Our objective is to be in the business of gold, molybdenum and tungsten exploration, as well as other base metals such as iron, nickel, lead, zinc and copper.  Our corporate strategy is to create shareholder value by acquiring and developing highly prospective mineral properties in the United States and internationally.

Registered Offering on Form SB-2

On November 13, 2006 (the “Effective Date”), the SEC declared our registration statement on Form SB-2 (the “Registration Statement”) effective and assigned  file number 333-130386 to the Registration Statement.

On November 14, 2006, we commenced an offering (the “Offering”) of up to 5,000,000 shares (after giving effect to the March 2007 Split, as such March 2007 Stock Split is defined below) of our common stock, at a price per share of $0.20 (after giving effect to the March 2007 Split) of our common stock, for an aggregate Offering price of $1,000,000.

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

Stock Split

On February 26, 2007, the board of director (the “Board of Directors”) of the Company executed a written action by unanimous written consent of the directors in lieu of a special meeting of the directors (the “Director Action”) which authorized the Company to amend and restate its Articles of Incorporation to effectuate a 25 for 1 forward split (the “March 2007 Split”) of our common stock and increase the authorized shares of common stock from 1,500,000 to 37,500,000. The Director Action was approved by the holders of a majority of our common stock at such time by a written action of the shareholders in lieu of a special meeting of the shareholders (the “Shareholder Action”) and on March 1, 2007, the Company filed its amended and restated articles of incorporation (the “Restated Articles”) which provided that upon the filing of the Restated Articles with the Secretary of State of the State of Florida, each one (1) share of the $0.0001 par value common stock of the Company outstanding as of the close of business on February 28, 2007 (the “Record Date”) was to be divided into twenty five (25) shares of the $0.0001 par value common stock of the Company.

Projects

Since our inception, we have acquired rights to and are currently engaged in the exploration of mineral properties in (i) the state of Montana (the “Montana Project”), the state of Idaho (the “Idaho Project”) and (iii) the Nunavut Territory, which is located in the eastern Canadian Arctic (the “Nunavut Project”). Our general plan of operations for the next twelve months, as more specifically described in Item II, Part 6 of this Report under the section entitled “Plan of Operation”, is to commence and/or continue the exploration of the Montana Project, the Idaho Project and/or the Nunavut Project (collectively, the “Projects” or the “Mineral Properties”).  To the extent feasible, we also intend to continue to identify, investigate, and acquire other potential mineral properties for future exploration. There is no assurance that a commercially viable mineral deposit exists on any of our Mineral Properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of mining of any of our Mineral Properties can be determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our Mineral Properties. Furthermore, we anticipate that we will require additional financing in order to pursue full exploration of our Mineral Properties or any other mineral properties which we might acquire, if any. We do not have sufficient financing to undertake full exploration of all of our Mineral Properties at present and there is no assurance that we will be able to obtain the necessary financing.

Our Business

Mineral exploration is a research and development activity that does not produce a specific product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such, we aim to acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, molybdenum, nickle and copper.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.

We plan to continue exploration of our Mineral Properties for so long as the results of the geological exploration that we complete indicate that further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue such exploration. All exploration activities on our Mineral Properties are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our Mineral Properties. If our exploration activities result in an indication that any of our Mineral Properties contain potentially commercial exploitable quantities of minerals, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of any of our Mineral Properties  would be commercially feasible even if our initial exploration programs show evidence of significant mineralization.

If we determine not to proceed with further exploration of any of our Mineral Properties due to results from geological exploration that indicate that further exploration is not recommended, then we will attempt to acquire additional interests in new mineral resource properties. There is no assurance that we will be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property, to the extent that we have available resources to conduct such exploration. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

As of the date of this Report, we intend to concentrate our available resources towards the exploration of the Idaho Project, which is a molybdenum-tungsten project located in east-central Idaho. We intend to concentrate our exploration and development of a potentially large molybdenum bearing intrusive located below the existing mine workings of the Idaho Project. Molybdenum is a primary alloying agent in steel and stainless steel products, including construction steel, stainless steel, oil and gas pipelines and tool steel. Molybdenum enhances steel strength and corrosion resistance. Other uses include fuel desulfurization catalysts, lubricants and alloy element in gas turbine engine components. Molybdenum has few substitutes.

Competition

There is aggressive competition within the mineral exploration industry in connection with the discovery, acquisition and development of properties considered to have commercial potential.  As a newly formed mineral exploration stage company with a limited operating history, we compete with other startup and established mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, our competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on the exploration of their mineral properties and on the development of their mineral properties. In addition, our competitors may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in our competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our Mineral Properties.

We also compete with other startup and established mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of these competing mineral exploration companies may adversely impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

In addition to the fact that there is aggressive competition within the mineral exploration industry, the mining industry, in general, is a speculative venture involving substantial risk that relies on numerous untested assumptions and variables.  Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be  profitably mined.  We are unable to provide any assurance that a ready market will exist for the sale of any mineralization which might otherwise be discovered and/or extracted from our Mineral Properties. Furthermore, similar to other mineral exploration companies, including our competitors, we are also subject to many unforseen risks and expenses incident to exploring and developing mineral properties such as delays in governmental or environmental permitting, changes in the legislation governing the mining industry that might alter our ability to conduct our operations as planned, the availability of reasonably priced insurance products, unexpected construction costs necessary to create and maintain a production facility, and normal fluctuations in the general markets for the minerals and/or metals to be produced.  These risks and expenses, while beyond our control, can materially adversely affect our business and cause our business to fail. Moreover, the search for valuable minerals involves numerous hazards and risks, such as cave-ins, environmental pollution liability, and personal injuries.  We currently have no insurance against the risks of mineral exploration, and we do not expect to obtain any such insurance in the foreseeable future, other than the liability insurance which we might otherwise be contractually required to maintain. If we were to incur such a hazard or risk, the costs of overcoming same may exceed our ability to do so, in which event we could be required to liquidate all our assets and cease our business operations.

Government Regulations

Canada—Nunavut Project:

If we commence exploration activities with respect to the Nunavut Project to seek and test for nickle and copper mineral deposits, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada and the territory  in which the Nunavut Project is located.  Furthermore, to the extent that we commence any such exploration activities, we will also be forced to comply with all of the environmental laws with respect to the  reclamation or restoration of the Nunavut Project, including but not limited to the Canadian Environmental Assessment Act (the “CEAA”), which came into force in January 1995, and governs environmental assessment at the federal level.  As such, these environmental laws govern and regulate, among other things,  the abatement of pollution, protection of the environment, protection of wildlife, the management, storage or control of hazardous materials and substances, the releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances as wastes into the environment, including without limitation, ambient air, surface water and groundwater.  In addition to the foregoing, in the future, our Canadian operations (if any) may be affected from time to time by political developments in Canada and by Canadian Federal, Territorial and local laws and regulations, such as restrictions on mining production and exploration, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls. While we do not anticipate that there will be a significant cost of compliance with government regulations to establish an exploration program for the Nunavut Project, we cannot estimate the cost of compliance for any actual exploration activity until we have a better indication of the size and nature of any such exploration program and the rules and regulations that are then in effect. As such, we cannot foresee whether or not the cost of any such exploration activity will require additional financing and/or adversely affect our business activities in the initial phase of exploration of the Nunavut Project.

United States of America— the Montana Project and the Idaho Project.

General:

Any operations at either the Montana Project and/or the Idaho Project will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders relating to us, the Montana Project and/or the Idaho Project with respect to the foregoing laws and regulations. If we escalate our exploration activities at either of these Projects, it is reasonable to expect that compliance with various regulations will increase our costs. Such compliance may include feasibility studies on the impact of our proposed operations to land, water and biological resources, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on these Projects. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States.

U.S. Federal Environmental Laws:

The U.S. Forest Service (the “USFS”) and the U.S. Bureau of Land Management (the “USBLM”) require that mining operations on lands subject to their respective regulations obtain an approved plan of operations that is subject to the Federal Land Policy Management Act, the Code of Federal Regulations and a review of environmental impacts under the National Environmental Policy Act. Any significant modifications to an approved plan of operations would require the submission of amendments and the completion of an environmental assessment or an Environmental Impact Statement prior to the approval of any such modification to a plan of operations. Generally, mining companies must post a bond or other surety to guarantee the cost of post mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

The U.S. Environmental Protection Agency administers the Clean Water Act.  Any discharge of industrial waters or pollutants into any waters of the Unites States must be permitted under a National Pollution Discharge Elimination System (the “NPDES”) permit.  Mining companies seeking to discharge mine or mineral process water into waters of the United States must first obtain an NPDES permit, which may contain stipulations regarding water treatment and monitoring. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at either the Montana Project and/or the Idaho Project may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”) also imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to the Montana Project, the Idaho Project or their respective surrounding areas.

Montana Laws

Mining in the State of Montana is subject to federal, state and local law. Three types of laws are of particular importance to the Montana Project are those affecting land ownership and mining rights, those regulating mining operations, and those providing for environmental protection of resources not otherwise covered by the laws and regulations regulating mining and reclamation.  At the state level, mining operations in the state of Montana are primarily regulated by the Montana Department of Environmental Quality which regulates the mining of all ore, rock and other substances. In order to continue any of our exploration activities at the Montana Project, we will be required to maintain certain State exploration licenses and USFS permits currently required to conduct our exploration program.

Idaho Laws

Mining in the State of Idaho is subject to federal, state and local law. Three types of laws are of particular importance to the Idaho Project are those affecting land ownership and mining rights, those regulating mining operations, and those dealing with environmental protection.  Mineral exploration activities are not regulated by the State of Idaho. As such, we may conduct exploration activities on private properties without approval by any government agency. However, activities that may impact streams or stream beds or banks are regulated by the Idaho Department of Environmental Quality.  Therefore, in order to expand our exploration activities at the Idaho Project onto Federal land or across Patterson creek, we will be required to secure permits for bridging Patterson creek, maintain approval to work on such Federal Lands from the USBLM, and secure and/or maintain any other authorizations required to conduct our exploration program.

Anticipated Costs and Effects of Compliance With Government Regulations

If we continue with our exploration activities at the Montana Project, we anticipate that our primary near term cost of compliance with applicable environmental laws is likely to be limited to the costs of reclamation of any disturbances which we may have caused.  We estimate these costs to be less than $10,000 in 2008.

If we continue with our exploration activities at the Idaho Project, we anticipate that our primary near term cost of compliance with applicable environmental laws is likely to be less than $50,000.  These costs will be primarily the costs of reclamation of disturbances on Federal Lands administered by the U.S. Bureau of Land Management and/or the U.S. Forest Service, and the provision of bonds to ensure that the reclamation is done to the satisfaction of the foregoing governmental agencies.

As of the date of this Report, our exploration activities with respect to the Idaho Project have been confined to private lands occupied by us under a lease/option to purchase agreement, as more specifically described below in Part I, Item 2 of this Report in the section entitled “Description of Property.” Since out exploration activities have been confined to private lands, our operations do not require USBLM or USFS permits and are not governed by their regulations. In the event we expand our exploration activities, we have obtained approval to drill additional holes on USBLM land on both sides of Patterson creek, but we have not yet accessed those sites.  Access to these lands does require trespass on a USBLM administered public road.  Permission by the USBLM to use this road has already been received by us. Our use of this road could result in a much higher than normal level of traffic.  Higher levels of traffic could increase the potential for accidents, and could result in increased sediment being generated and possibly entering the adjacent Patterson Creek.  To preclude these possibilities, the USBLM has granted us permission to conduct routine maintenance on this road, consisting of improving sight distances, constructing a cross fall away from the creek and surfacing the road where possible with rock to minimize erosion and filter sediment.

Furthermore, in anticipation of future requirements for a water discharge permit from the Federal government, we have applied for a NPDES permit and for an Idaho Stream Channel Alteration Permit.  In order to obtain the foregoing permits, various levels of government approval are required, including but not limited to:  The U.S. Environmental Protection Agency (the “EPA”), the U.S. Fish & Wildlife Service, the U.S. Army Corps of Engineers, the USBLM, the Idaho Department of Environmental Quality, and Lemhi County.  Our permit application has been circulated to these agencies for approval. The U.S. Army Corps of Engineers has indicated that their approval for the project is not required. The approvals from the other foregoing governmental agencies are pending.

Intellectual Property

We have not filed for any protection of our trademark for Gentor Resources. We own the copyright of all of the contents of our website, www.gentorresources.com, which we are currently developing.

Employees

We currently have two (2) full-time employees, four (4) part time employees and one (1) full time geologist  under contract from a private firm.  In addition, Lloyd J. Bardswich (a director and the president and treasurer of the Company), Kitt M. Dale (a director and the secretary of the Company) and Arnold T. Kondrat (a director and executive vice president of the Company) provide various engineering and management services on an as needed basis and are compensated for their respective services at standard industry rates.

Item 2.

Description of Property.

Idaho Project

The Idaho Project is a molybdenum-tungsten project located in east-central Idaho and is sometimes referred to herein as the “IMA Mine.”

Location and Access

The IMA Mine is located on the western edge of Lemhi County in east Central Idaho, which is near the major communities of Salmon and Challis.  U.S. Highway 93 runs between Salmon and Challis.  Access to the IMA mine is obtained from Highway 93 is as follows:  At Mile Post 264 (which is approximately 18 miles North East of Challis), turn south on the paved Pahsimeroi Road (a.k.a. “Farm to Market Road”), then proceed southerly 24 miles to the Hamlet of Patterson, then turn East on the Patterson Creek Road (a 4x4 access road) and proceed for 1 mile to the IMA Mine.

Nature and Extent of the Company’s Rights to the Idaho Project

Effective as of March 1, 2007, Bardswich LLC, an Idaho limited liability company (“Bardswich LLC”), an entity that is owned and controlled by Lloyd J. Bardswich, who is the president, treasurer and a director of the Company, and IMA-1, LLC, a Montana limited liability company (the “Idaho Claim Owner”) entered into that certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims (the “IMA Mine”) located over approximately 376 acres of real property and four other parcels of approximately 216 acres in Lemhi County, Idaho (collectively, the “Optioned Properties”).  In accordance with the terms of the Idaho Option Agreement, concurrently with the execution of the Idaho Option Agreement, Bardswich LLC paid the Idaho Claim Owner $40,000 in cash as the first Advanced Minimum Royalty Payment (as such term is defined herein). The IMA Mine, which is the centerpiece of the Idaho Project, related to an underground mining operation that closed in 1957.  Prior to its closure, the IMA Mine was the fifth largest US producer of tungsten, having mined over 500,000 tons of ore between 1937 and 1952.

On  July 23, 2007, Bardswich LLC and Gentor Idaho entered into that certain assignment agreement (the “Assignment Agreement”) whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Assignment Agreement is filed herewith as Exhibit 10.03 and incorporated herein by reference.

The Idaho Option Agreement grants the Company (through Gentor Idaho) the exclusive right (the “Exploration and Mineral Right”) to enter the Optioned Properties (and thus the IMA Mine) for the purpose of exploring and developing  the Optioned Properties (and thus the IMA Mine), as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Idaho Option Agreement also grants the Company an option (the “Option Right”) to purchase the Idaho Claim Owner’s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000 (the “Purchase Price”), excluding therefrom the right of the Idaho Claim Owner to receive a three  percent (3%) royalty on net revenue generated form the sale of any molybdenum, copper, lead, and zinc recovered from the IMA Mine and a five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from the Optioned Properties (collectively, the “Net Smelter Return Royalties”). The duration of the Idaho Option Agreement is indefinite so long as the Company makes the necessary scheduled payments of advanced minimum royalty payments (each an “Advanced Minimum Royalty Payment”)  under the Idaho Option Agreement.  Bardswich LLC made an initial payment of $40,000 in cash to the Idaho Claim Owner upon execution of the Idaho Option Agreement and the Company made an additional payment of $60,000 to the Claim Owner on the six month anniversary date of the signing of the original Option Agreement.  Additional payments of (i) $100,000 in cash is due on or before the first, second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date of the Idaho Option Agreement as well as each subsequent anniversary date thereafter until the Purchase Price is paid or the Idaho Option Agreement is terminated or cancelled.  To the extent that the Company makes any Advanced Minimum Royalty Payments, the Company is entitled to receive a corresponding credit against any required Net Smelter Returns Royalties that are otherwise required to be paid to the Idaho Claim Owner under the Idaho Option Agreement.  Moreover, the Company is also entitled to receive a credit equal to all Advanced Minimum Royalty Payments and payments of Net Smelter Return Royalties against the Purchase Price. In the event the Idaho Claim Owner notifies the Company that the Company has breached a term, condition or covenant of the Idaho Option Agreement (other than the payment of monies due and payable under the Idaho Option Agreement), then the Company has at least sixty (60) days (twenty (20) days for any monetary payment obligation) to cure any such breach.  If the Company cannot cure, or begin to cure, any such breach within the cure period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. The Company also has (i) the right to terminate the Idaho Option Agreement at any time and (ii) the right to assign all or any portion of the Idaho Option Agreement to any third party. The Idaho Option Agreement is filed herewith as Exhibit 10.02 and incorporated herein by reference.

Also, on July 5, 2007, Gentor Idaho, acquired fee simple title to a 75 acre parcel of land (the “75 Acre Parcel”) located in Lemhi County, Idaho from Richard Bergeman and Victoria Bergeman for a purchase price of $169,000.  The 75 Acre Parcel also includes 72 acre-feet of water rights. The warranty deed (the “Warranty Deed”), dated June 29, 2007, evidencing the purchase of the 75 Acre Parcel is filed herewith as Exhibit 10.04 and incorporated herein by reference. The 75 Acre Parcel is adjacent to the Optioned Properties.

At or around the same time that the Company, through Gentor Idaho, acquired the 75 Acre Parcel, through a staking program, the Company also acquired 78 lode claims and 5 placer claims on federal lands (“the Staked Claims”) located in Lemhi County, Idaho. The Company is required to pay $10,375 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

Map

Below is a map of the location of the IMA Mine.

<

BRITISH COLUMBIA
CANADA
ALBERTA
SASKATCHEWAN
WASHINGTON
MONTANA
OREGON
WYOMING
NEVADA
UTAH
IDAHO
Bonners Ferry
Priest River
Sandpoint
Clark Fork
Post Falls
Coeur d'Alene
Hayden
Kellogg
Wallace
Plummer
St. Maries
Potlatch
Moscow
Deary
Orofino
Pierce
Lewiston
Lapwai
Kamiah
Grangeville
Riggins
McCall
Council
Cascade
Weiser
Payette
Emmett
Eagle
Idaho City
Caldwell
Boise
Nampa
Meridian
Murphy
Grand View
Mountain Home
Glenns Ferry
Gooding
Jerome
Buhl
Twin Falls
Oakley
Rupert
Burley
Salmon
Challis
Stanley
Ketchum
Hailey
Fairfield
Carey
Mackay
Arco
Dubois
St. Anthony
Rexburg
Rigby
Driggs
Idaho Falls
Blackfoot
Pocatello
McCammon
Soda Springs
Montpelier
Malad City
Preston
Island Park
Yellowstone National Park
© World Sites Atlas
(sitesatlas.com)
0
50 mi

MORSE CREEK
NATIONAL
FOREST
RANGE
PAHSIMEROI
Mogg Mountain
Mill Lake
May
Cem
Airport
Patterson
Ima Mine
FUREY
Corrals
FOUND 5495
Goldburg
Rattlesnake Spring
Lone Pine
LEMHI
CUSTER
T 14 N
R23E

PROJECT LOCATION MAP

FIGURE 1

LEMHI COUNTY, IDAHO

T14N, R23E

BOISE MERIDIAN

N

0 1 2

MILES

(Bottom Map)

After USFS
base map, 2006

CBoyer 04/07

History of Operations

The IMA Mine related to an underground mining operation that closed in 1957.  Prior to its closure, the IMA Mine was the fifth largest United Stated producer of tungsten, having mined over 500,000 tons of ore between 1937 and 1952.  The lowest level of the IMA Mine intersected the top of a molybdenum-bearing intrusive.  From 1978 to 1981, Inspiration Development Corporation (“Inspiration”), a subsidiary of Anglo-American Corporation, entered into agreements relating to the Optioned Properties in 1978 and spent Two Million Dollars ($2,000,000.00) on the Optioned Properties to ascertain the commercial viability of the tungsten potential. The work performed by Inspiration included (i) a drilling program from underground and the surface, (ii) rehabilitation of the "D" level of the IMA Mine and (iii) completion of basic underground development for extraction of the tungsten ore.

Present Condition of the IMA Mine

We have entered into the D level and the Zero level of the IMA Mine. The D level is in good condition and the Zero Level is in poor to fair condition.  The estimated costs to secure the safety of both levels to the extent necessary to satisfy general Mine Safety and Health Administration (the “MSHA”) regulations have not yet been determined.  Access to the lowest level (-375) is blocked by fill.  We have not attempted to enter the -375 level due to the costs anticipated and due to the fact that there is water discharging from the lower level which we believe contains metals slightly in excess of allowable limits permitted by the EPA and will require treatment to meet the allowable limits. Therefore, we do not intend to enter the -375 level and incur any liability for this water discharge until such time that we ascertain the economic merits of the property and the costs of the necessary water treatment.

Work Completed by the Company at the IMA Mine

We have rehabilitated an old building of approximately 3,000 square feet on the IMA Mine-site and are presently using it for storage of materials and housing of a rented generator which powers our pump for the supply of drill water.

We have rehabilitated an old building of approximately 500 square feet on the 75 Acre Parcel and are presently using it for sawing of drill core and packaging of one half of the drill core for shipment to the independent assay facilities located in Elko, Nevada.

We have engaged contractors to drill water wells, construct water and septic sewer systems and install electrical power to both the 75 Acre Parcel and one of the valley parcels of land.

We have commenced construction of a 1,000 square foot office building and a 2,000 square foot shop for core logging and sawing.  We believe that the construction of the foregoing structures is 90% complete and we expect that we will be able to occupy to the foregoing structure on or around March 1, 2008.

We have improved the access roads to the Zero level and the D level and have constructed drill sites and sumps.

Current State of Exploration and/or Development of the IMA Mine

We presently have two (2) core drills working on the property under contract from Progressive Diamond Drilling of Elko, Nevada.  As of the date of this Report, five (5) holes have been completed and two (2)  more holes are presently being drilled.

Company’s Proposed Plan of Exploration and/or Development of the IMA Mine

The IMA Mine is without known reserves and our proposed exploration program is exploratory in nature.

Initially, the Company intends to concentrate on the exploration and delineation of the molybdenum-bearing intrusive located within the IMA Mine. However, we cannot provide any assurance that the exploration, development and/or extraction of tungsten or molybdenum would prove to be  “Commercially Viable”, that is, that the potential quantity of tungsten or molybdenum and their market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such tungsten or molybdenum  deposits (if any), would justify a  decision to do so.

The Company engaged the consulting services of Wardrop Engineering, Inc. of Toronto, Canada (“Wardrop”) to review the available data on the IMA Mine and to recommend an exploration program. Based on the Wardrop recommendation, we commenced a two (2) phase exploration program of the IMA Mine to assess whether any Commercially Viable tungsten or molybdenum bearing mineral deposits are present.  Phase 1 of our exploration program generally consisted of surface exploration drilling and Phase 2 of our exploration program generally consists of the same. We have completed Phase 1 of our exploration, and based on the results, data and analysis derived therefrom, we believed it was prudent to commence Phase 2 of our exploration program, which is now underway.  We may, prior to the completion of Phase 2 of our exploration program, determine that Commercially Viable tungsten or molybdenum deposits do not exist within the IMA Mine, in which event we anticipate that we will end Phase 2 of our exploration program.  Even if we commence and complete Phase 2 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination.

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

However, if the results, data and analysis derived from Phase 2 of our exploration program indicate the appearance of Commercially Viable tungsten or molybdenum deposits, and since we are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)), we anticipate that our Directors will determine whether to dispose of our interests in the Idaho Option Agreement to the highest bidder, or sell a portion of our  interests in the Idaho Option Agreement to a joint venture partner with the necessary expertise, staff, organization and financial resources to develop the IMA Mine to the mining stage. In the event that we dispose of our interest in the Idaho Option Agreement to the highest bidder, we intend to utilize such proceeds and any of our remaining funds to assess and acquire other properties.

Plant and Equipment

We have purchased two (2) diamond saws for core cutting, 1 all-terrain-vehicle for off road transport, and two (2) used travel trailers for temporary office and living space.  We have rented a bulldozer for road maintenance and snow removal, an excavator (the “Excavator”) for drill site construction and road maintenance and one (1)  articulated truck for road maintenance.  We anticipate that we will purchase the Excavator in the first quarter of the calendar year 2008 in order to lower our rental costs.

Geology and Mineralization

The IMA Mine was a producer of tungsten and closed in 1957.  The tungsten was contained in quartz veins in metamorphosed sedimentary rocks.  The lower levels of the mine intersected a granitic intrusive stock which was covered by the over-lying metamorphosed sedimentary rocks,  Molybdenum occurs as disseminations and within quartz veins in the granite.  In addition, tungsten, silver, copper, lead and zinc are also present in the intrusive itself and in the quartz veins.

Montana Project

The Montana Project is a gold project located in southwest Montana and is sometimes referred to herein as the “Delmoe Lake Property.”

Location and Access

The Delmoe Lake Property is located within a 120 acre area of land located in Sections 14 and 15, Township 3 North, Range 6 West, in the Homestake Mining District of Jefferson County, Montana. The Delmoe Lake Property is located twenty five (25) miles east of the city of Butte, Montana which is a major regional center with a population of estimated 40,000 and a domestic airport.

Access to the Delmoe Lake  Property is available through approximately thirteen (13) miles of improved and unimproved gravel roads off of Interstate Highway I-90 at Exit 233 which is known as the Homestake Pass exit. From the Homestake Pass Exit off I-90, one would then travel along Forest Service Road #222 north easterly for about eleven (11) miles to the intersection with Forest Service Road #8695, and then travel along Forest Service Road #8695 northerly for about two (2) miles to the Property. Forest Service Road #222 is accessible by 2-wheel drive vehicles, but Forest Service Road #8695 is currently only accessible with high clearance 4x4 vehicles.

Nature and Extent of the Company’s Rights to the Montana Project

On May 1, 2005, the Company entered into a Mining Exploration and Option Agreement (the “Montana Option Agreement”) with Hartmut W. and Inga M. Baitis (the “Montana Claim Owner”) which relates to six (6) unpatented mining claims, Gold #1 through Gold #6 (collectively, the “Montana Claims”) owned by the Montana Claim Owner within the Montana Property. The Montana Option Agreement grants us the exclusive right to enter the Montana Property for the purpose of exploring and developing  the Montana Claims, as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind.

The Montana Option Agreement, which was originally dated April 29, 2005, was amended and restated on March 30, 2006.  The amended and restated Montana Option Agreement is filed herewith as Exhibit 10.01 and incorporated herein by reference. A memorandum of our Montana Option Agreement has been recorded in the public records of Jefferson County, Montana.  The Montana Option Agreement grants us exploration and mineral rights on the Montana Property (the “Exploration and Mineral Rights”).  The Exploration and Mineral Rights provide us the exclusive right to enter the Montana Property for the purpose of exploring and developing the Montana Claims, as well as removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Montana Option Agreement also grants us an option (the “Option Right”) to purchase the Montana Claim Owner’s rights to the Montana Claims for a total of $1,000,000, excluding therefrom the right of the Montana Claim Owner to receive a two percent (2%) royalty on the net revenues generated from the sale of any metals recovered from the Montana Claims (the “Net Smelter Return”).  In the event that we exercise the Option Right, all annual payments and royalty payments under the Montana Option Agreement will be credited against the $1,000,000 purchase price.  The Montana Option Agreement also grants us a right of first refusal (the “Right of First Refusal”) to purchase the rights of the Montana Claim Owner to the Net Smelter Return in the event that the Montana Claim Owner receives a bona fide offer from a third party to purchase such rights. We made an initial payment of $7,500 upon execution of the Montana Option Agreement, an additional payment of $7,500 which was due on the first anniversary date of the Montana Option Agreement, and an additional payment of $10,000 which was due on or before the second anniversary date of the Montana Option Agreement.  In order to maintain our Exploration and Mineral Rights, we must make the following annual payments to the Montana Claim Owner: $10,000 is due on each the third anniversary date of the Montana Option Agreement and $15,000 is due on every subsequent anniversary date of the Montana Option Agreement until the $1,000,000 purchase price for the Montana Claims are paid or the Montana Option Agreement is terminated or cancelled.  In addition to the foregoing payments, we must pay the Net Smelter Return (i.e., an annual amount equal to 2% of the net revenues generated from the sale of the metals recovered from the Montana Claims, if any). In the event the Montana Claim Owner notifies us that we have breached a term, condition or covenant of the Montana Option Agreement (other than the payment of monies due and payable under the Montana Option Agreement), then we have at least sixty (60) days (twenty (20) days for any monetary payment obligation) to cure any such breach.  If we cannot cure, or begin to cure, any such breach within the cure period, then the Montana Claim Owner can terminate the Montana Option Agreement. We also have the right to terminate the Montana Option Agreement at any time, and so long as the termination date is before August 1 of any calendar year, then we do not have to pay the Annual Maintenance Fee to the to the United States Department of the Interior, Bureau of Land Management.  However, we also have the right to assign all or any of our rights in and to the Montana Option Agreement with the consent of the Montana Claim Owner, which consent cannot be unreasonably withheld.  In the event that we determine that there is no viable commercial production from the Montana Claims, we might sell our rights under the Montana Option Agreement, in which event we may use any compensation derived from such sale to fund potential acquisition  and exploration opportunities as to other properties.

In order to maintain our rights to the Delmoe Lake Property, we must pay $750 per year to the USBLM for the annual maintenance fee in addition to the option payment described above.

Map

Below is a map of the location of the Delmoe Lake Property.

<

History of Operations

Before the acquisition of our interest in the Montana Claims, the previous operations of the Montana Property by persons or entities unknown consisted of the construction of at least three (3) hillside tunnels that were created to gain access to the mineral deposits, and the excavation of numerous ditches and trenches.

There is little information available on the history of the Montana Property or surrounding area prior to 1981. During 1981, Noranda Exploration Company (“Noranda”) conducted surface and underground testing of rock on the Montana Property and during 1992, Independence Mining conducted surface and underground testing of rock on the Montana Property.   The reports of Noranda and Independence Mining appear to indicate anomalous values of gold within the Montana Property.  We engaged Roscoe Postle Associates, Inc. (“RPA”), a qualified mining consultant, to prepare a technical report on the Montana Property and such report was issued to us on April 26, 2005.  The report indicates  that RPA reviewed the sampling reports of Noranda and Independence Mining and determined (i) that the sampling technique utilized by each of Noranda and Independence Mining was acceptable and, in general, appeared to meet accepted industry standards; (ii) that the analyses methods carried out by each of Noranda and Independence Mining were according to accepted industry standards using accepted practices; and that (iii) RPA had no reason to believe that previous assays relied upon in the technical report provided to us were biased in any way.

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

The Montana Property is considered to be at the grass-roots exploration stage, and we cannot provide any assurance that the Montana Claims contain any gold.   Further, if it were determined that the Montana Claims contained  gold, we can provide no assurance that the exploration, development and/or extraction thereof would prove to be “Commercially Viable”, that is, that the potential quantity of gold and its market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such gold deposits, would justify a  decision to do so.

Present Condition of the Montana Project

Preliminary reclamation of the disturbances caused by our exploration activities have been completed.

Work Completed by the Company at the Montana Project

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

We have posted all bonds currently required by the Montana Department of Environmental Quality and our exploration program has been approved by the US Forest Service.

During the summer of 2007, a soil geochemical program was conducted over the property.

Current State of Exploration and/or Development of the Montana Project

Activities on the Montana Project are on currently on hold for the winter season.  As such, we are assessing our exploration results to date and are trying to determine, to the extent possible, whether or not the property contains Commercial Viable gold-bearing mineral deposits.

Company’s Proposed Plan of Exploration and/or Development of the Montana Project

The Montana Claims are without known reserves and our proposed exploration program is exploratory in nature.

Our objective is to undertake a two (2) phase exploration program of the Montana Claims to assess whether they possess any Commercially Viable gold-bearing mineral deposits.  Phase 1 of our exploration program generally consisted of surface exploration and Phase 2 of our exploration program, if commenced,  will generally consist of a drilling program. We will not undertake Phase 2 of our exploration program until we analyze the results of our Phase 1 exploration program and determine, if at all, that additional expenditures are justified.  If we commence Phase 2 of our exploration program we may, prior to the completion of Phase 2 of our exploration program, determine that Commercial Viable gold deposits do not exist within the Montana Claims in which event we anticipate that we will end Phase 2 of our exploration program.  Even if we commence and complete Phase 2 of our exploration program , we may not be able to determine if Commercially Viable gold deposits exist within the Montana Claims or if additional exploration is required to make such determination.

As of the date of this Report, the results, data and analysis derived from our Phase 1 exploration program are inconclusive and, as such, we have not yet determined whether or not to commence our Phase 2 exploration program and/or terminate our rights under the Montana Option Agreement.  However, since the continuation of payments required under the Montana Option Agreements are relatively inexpensive, we might consider simply retaining our interest in the Montana Option Agreements in anticipation of more favorable gold prices that may justify further development of the Montana Claims.

If we complete Phase 2 of our exploration program, we expect that our Directors, each of whom has mining expertise, will assess and review the results, data and analysis derived from Phase 2 of our exploration program.  If the results, data and analysis derived from Phase 2 of our exploration program indicate that there is a  limited probability of a Commercially Viable deposit of gold, we anticipate that we would terminate our Phase 2 exploration program and that we might terminate our rights under the Montana Option Agreement or, since the continuation of payments required under the Montana Option Agreements are relatively inexpensive, retain our interest in the Montana Option Agreement in anticipation of more favorable gold prices that may justify further development of the Montana Claims.  In either event, we expect that we would utilize any of our remaining funds to assess and acquire other properties.

However, if the results, data and analysis derived from Phase 2 of our exploration program indicate the appearance Commercially Viable gold deposits, and since we are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)), we anticipate that our Directors will determine whether to dispose of our interests in the Montana Option Agreement to the highest bidder, or sell a portion of our  interests in the Montana Option Agreement to a joint venture partner with the necessary expertise, staff, organization and financial resources to develop the Montana Claims to the mining stage. In the event that we dispose of our interest in the Montana Option Agreement to the highest bidder, we intend to utilize such proceeds and any of our remaining funds to assess and acquire other properties.

Plant and Equipment

The closest source of power (high voltage) to the Montana Claims is at least eight (8) miles away.  If electrical power is required at the entrance to the Montana Claims, then we will be required to obtain and/or lease a mobile motor generator and haul such generator to the site.

Geology and Mineralization

The Montana Claims, situated in the Beaverhead-Deerlodge National Forest, is located within the Boulder Batholith on its south-east flank.  A series of quartz veins approximately 4,000 feet long strike east-west across the Property, dipping 75 degrees north to vertical.  The host rock is a massive quartz monzonite to granodiorite with the quartz veins and veinlets consisting of milky white quartz.  Mineralization includes small percentages of pyrite, chalcopyrite and galena. Physical and chemical changes in the host rock shows typical mesothermal silicification, argillization, sericitization and propylitic envelopes.

Nunavut Project

The Nunavut Project is a nickle and copper project located in the Nunavut Territory.

Location and Access

The properties are located adjacent to and within seven (7) miles of Rankin Inlet on the west coast of Hudson's Bay.  Rankin Inlet is an Inuit community with services including an airport with daily jet service  and harbor on tidewater.

Nature and Extent of the Company’s Rights to the Nunavut Project

During the third quarter of the fiscal year ending December 31, 2007, we entered into an informal grubstake arrangement (the “Grubstake Arrangement”) with a prospector named Joe Antoshkiw (“Antoshkiw”) whereby the Company advanced certain funds to Antoshkiw to stake claims (the “Grubstake Claims”) located on federal lands in the Nunavut Territory, which is located in the eastern Canadian Arctic. The Grubstake Claims cover nickel-copper showings which were discovered by Antoshkiw.

On September, 7, 2007, we entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CVRD Inco Limited (“Inco”) and Antoshkiw.  The Nunavut Assignment Agreement is filed herewith as Exhibit 10.05 and incorporated herein by reference.  Inco, the world’s number two producer of Nickle, and a  miner and processer of  copper, gold, cobalt, and platinum group metals, had previously signed an exploration option agreement (the “Antoshkiw Option Agreement”) with Antoshkiw on October 19, 2006 covering those certain claims (the “Nunavut Claims”) located in the Nunavut Territory.  The Nunavut Claims, which covers approximately 1,965 acres, are considered to be prospective exploration areas for both nickel and copper.  With the execution of the Nunavut Assignment Agreement, we acquired all of Inco’s rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the Nunavut Claims (also referred to herein as the “Nunavut Optioned Properties”).  Also, as part of the Nunavut Assignment Agreement, we granted Inco the right of first refusal to process any mineral concentrate produced from the “Area of Interest,” which consists of approximately 85,000 acres in the Nunavut Territory and includes all of the Grubstake Claims.

Since we acquired all of Inco’s rights, title, interests and obligations under the Antoshkiw Option Agreement, the Antoshkiw Option Agreement grants the Company (i) the right (the “Nunavut Exploration and Mineral Right”) to enter upon the Nunavut Optioned Properties for the purpose of exploring and developing  the Nunavut Claims and (ii) the option (the “Nunavut Option Right”) to purchase the Nunavut Optioned Properties.  In order to maintain and exercise the Nunavut Option Right, the Company must make the following payments to Antoshkiw and undertake the following expenditures: (i) on or before the first anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $35,000 (this amount has already been paid by the Company) and spend at least CDN$100,000 in connection with the exploration and development of the Nunavut Optioned Properties (however, this requirement has been postponed by mutual agreement to the second anniversary date); (ii) on or before the second anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN$50,000 and spend at least CDN$200,000 in connection with the exploration and development of the Nunavut Optioned Properties, and (iii) on or before the third anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN$100,000 and spend at least CDN$400,000 in connection with the exploration and development of the Nunavut Optioned Properties. To the extent that the Company spends more than the required expenditures in any given year, the excess expenditures may be applied to the following year’s expenditure requirements. Similarly, to the extent that the Company fails to spend the required expenditures in any given year, the Company shall have the right, but not the obligation, to pay any such shortfall to Antoshkiw, in which case the Company shall be deemed to have satisfied its expenditure requirements and the Nunavut Exploration and Mineral Right and Nunavut Option Right shall continue in full force and effect. However, in the event that the Company fails to make the foregoing payments and/or expenditures in a timely manner, then all of our rights under the Antoshkiw Option Agreement shall terminate. In the event Antoshkiw notifies the Company that the Company has breached a term, condition or covenant of the Antoshkiw Option Agreement (other than the payment of monies due and payable under the Antoshkiw Agreement), then the Company has at least ninety (90) days (fifteen (15) days for any monetary payment obligation) to cure any such breach.  Other than our obligation to file the results of our expenditures in accordance the applicable Canadian Mining Regulations on an annual basis and deliver a copy of said report to Antoshkiw, nothing contained in the Antoshkiw Option Agreement obligates the Company to take any action with respect to the Nunavut Optioned Properties and the Company can abandon the project at any time upon written notice to Antoshkiw.

History of Operations

The Company’s claims in the Nunavut Territory cover lands adjacent to the former producing North Rankin Nickel Mine located in the Rankin Inlet.  In the 1950's, the North Rankin Nickle Mine produced approximately 400,000 tons of 3% nickel and 1% copper with minor platinum and palladium.  Some of the Company’s claims in the Nunavut Territory also covers ground originally claimed by the owners of the North Rankin Nickle Mine, and it appears that those grounds were previously subjected to exploration and geophysical surveys. Furthermore, some of the Company’s claims in the Nunavut Territory which were staked under a grubstake arrangement financed by the Company, are located  approximately seven (7) miles from the town of Rankin Inlet close to the Diana River.  With respect to these grounds, it appears that there is evidence of prospector activity on the Diana River claims, including trenches into bedrock.

Present Condition of the Nunavut Project

Other than the property inspection trips that were completed by either Inco and/or the Company, no work as of yet has been performed on the Nunavut Optioned Properties.

Work Completed by the Company at the Nunavut Project

During the summer of 2007, Antoshkiw, Bardswich and L.D.S Winter, P.Geo., an independent consulting geologist based in Sudbury, Ontario Canada, visited the Nunavut Optioned Properties to collect samples.  Samples were ultimately collected by Winter and submitted for assay.  The Company believes that the levels of copper and nickel present in the samples could be of economic interest.

Current State of Exploration and/or Development of the Nunavut Project

As of the date of this Report, the Company has not commenced any exploration activities on Nunavut Optioned Properties.

Company’s Proposed Plan of Exploration and/or Development of the Nunavut Project

During the summer of 2008, the Company intends to commence an exploration program on the Nunavut Optioned Properties. Initially, the Company plans to conduct geophysical and geochemical surveys and possibly conduct a core drilling program.

Plant and Equipment

The Company has no plant or equipment at the Nunavut Optioned Properties.

Geology and Mineralization

The Rankin Inlet claims are located on the southwestern limb of a large synclinal structure whose northwestern limb hosts the past producing North Rankin Nickel Mine.  The units in the area consist primarily of dolomitic limestones and mafic pillow volcanics intruded by gabbroic to peridotitic sills.

The Diana river claims have large outcrops of medium to coarse grained gabbroic intrusives which are mineralized with chalcopyrite and pyrrhotite along fractures and also as disseminated blebs throughout the gabbro.

Item 3.

Legal Proceedings.

There are no pending or threatened legal proceedings to which we are a party or of which any of our property is the subject, or to our knowledge, any proceedings contemplated by governmental authorities.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities.

Market Information

As of October 9, 2007, our common stock has been quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “GNTO”.  Prior to October 9, 2007, there was no public trading market for our common stock.

The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter for the last two fiscal years as reported by OTCBB.  The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year	Quarter	High	Low
2007	Fourth Quarter (1)	$2.10	$0.50
2008	First Quarter	$3.00	$2.10

(1) Our common stock began trading on the OTCBB on October 9, 2007.

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

Holders

As of the date of this Report, there were approximately 78 holders of record of our common stock.

Dividends

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

Equity Compensation Plans

As of the date of this Report, the Company does not maintain any equity based compensation plans for its directors, officers, employees and/or independent consultants (if any).

Recent Sales of Unregistered Securities

On March 24, 2005, the date of our formation, the Company issued an aggregate of 12,500,000 shares (after giving effect to the March 2007 Split) of our common stock to Arnold T. Kondrat and Lloyd J. Bardswich who are the founders and organizers of this Company.  Arnold T. Kondrat paid $45,000 for 11,250,000 shares (after giving effect to the March 2007 Split) of our Common Stock shares and Lloyd J. Bardswich paid $5,000 for 1,250,000 shares (after giving effect to the March 2007 Split) of our common stock.  The sale of the foregoing securities were exempted under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving any public offering.

On  July 23, 2007, Bardswich, Idaho LLC, an Idaho limited liability company (“Bardswich LLC”), an entity that is owned and controlled by Lloyd J. Bardswich, who is the president, treasurer and a director of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into that certain assignment agreement (the “Assignment Agreement”) whereby Bardswich LLC assigned all of its rights, title and interest in and to that  certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres in Lemhi County, Idaho (the “Idaho Properties”) to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Company believes that the fair value of the 500,000 shares provided to Bardswich LLC as part of the Assignment Agreement is approximately $100,000.  The sale of the foregoing securities were exempted under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On July 31, 2007, the Company sold 1,000,000 Units (as defined herein ) to Arnold T. Kondrat (the “Purchaser”) for aggregate consideration of $200,000. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of twenty five cent (US$0.25) per share of Common Stock at any time within twenty four (24) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have been registered under the Securities Act and are “Restricted Securities”as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  The Purchaser, who is a current shareholder of the Company, made an informed investment decision based upon negotiation with the Company and had access to material information regarding the Company.  The Company believes that the Purchaser has the knowledge and experience in financial matters such that the Purchaser is capable of evaluating the merits and risks of acquisition of the Units.  All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.  On  November 20, 2007, the Purchaser exercised his right to purchase 1,000,000 shares of Common Stock of the Company for aggregate consideration of $250,000.

On December 17, 2007, the Company sold an aggregate of 2,500,000 shares (the “Purchase Shares”) of its $.0001 par value common stock of the Company (the “Common Stock”) to the various  non-US purchasers (each a “Purchaser” and collectively, the “Purchasers”).  Neither the Purchase Shares nor the sale thereof have been registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities”as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Purchase Shares so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act. The Company believes that each Purchaser has the knowledge and experience in financial matters such that each Purchaser is capable of evaluating the merits and risks of acquisition of the Purchase Shares.  All certificates representing the Common Stock of the Purchase Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

Since our inception, as except as disclosed above in this section entitled “Recent Sales of Unregistered Securities,” we have not sold any securities of the Company without registering such securities under the Securities Act.

Item 6.

Plan of Operation.

Montana Project

During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the Montana Project:

First, we intend to complete Phase 1 of our exploration program by undertaking the reclamation of the disturbances from our exploration program to the satisfaction of the United States Forrest Service.  We anticipate that the cost to complete Phase 1 of our exploration program is approximately $10,000.  In light of our limited financial and employee resources, we intend to continue to engage the services of local contractors and lease equipment and machinery on a short term basis in order to complete Phase 1 of our exploration program. We anticipate that one or more of our directors will oversee much of the reclamation process, which we anticipate will be concluded before the end of September, 2008.

Second, even  if we believe that the preliminary results of Phase 1 of our exploration program show results that, in our opinion, warrant further exploration of the property, we intend to postpone Phase 2 of our exploration program until such time as additional funds and resources are available, as we have decided to utilize our available funds and resources for our other projects. However, if and when we decide to move forward with Phase 2 of our exploration program, which will consist of drilling holes into the bedrock and the examination and analysis of the bedrock samples collected from the drilled holes in order to determine the geology and identify the presence, if any, of gold beneath the surface of the bedrock, we will need to obtain another work permit (the “Second Permit”) from the United States Forest Service, Jefferson Ranger District, Whitehall, Montana.  We estimate that it will cost approximately $5,000 and take approximately two (2) weeks to prepare and submit the application for the Second Permit, and we anticipate that the Second Permit will be issued within seven (7) months after submission thereof.  If and when we are ready to commence Phase 2 of our exploration program, we estimate that it will cost approximately $140,000 to complete a portion of the Phase 2 exploration program and $340,000 to complete the entire Phase 2 exploration program.  We anticipate that it will take about three (3) months to conduct the Phase 2  exploration program after commencement. If warranted and assuming that we have sufficient financial resources, we anticipate that we would commence Phase 2 of our exploration program during the calendar year 2009 and anticipate that it will be completed within three (3) months after commencement.

(2)

Idaho Project

During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the Idaho Project:

In late July of 2007, we commenced Phase 1 of our two (2) phase drilling program recommended by Wardrop, the Company’s consultant, in order to test for the potential of a large scale molybdenum deposit being present under the IMA Mine.  Phase 1 of our drilling program consisted of drilling five (5) core holes from surface totaling 7,200 feet in order to substantiate prior work and to test continuity along a 1,000 foot strike length. Initially, we estimated that it would take approximately five (5) months and cost approximately $528,000 to complete the Phase 1 drilling program.  However, due to frequent breakdowns of the contractor's  equipment, our Phase 1 drilling program fell behind schedule.  Despite the delays during the Phase 1 drilling program, an inspection of the drill core from the first hole revealed visible molybdenum sulphide, and based on the foregoing preliminary finding, we decided to engage the services of a second drill contractor to commence Phase 2 of the drill program. Phase 2 of our drilling program will consist of drilling an additional (ten) 10 core holes from the surface. The estimated cost for our proposed Phase 2 drilling program is approximately $2,500,000 and is expected to take at least seven (7) months.

(3)

Nunavut Project

During the next twelve (12) months, we plan to undertake the following courses of action in order to explore the Nunavut Project:

As of the date of this Report, we do not have any definitive plans to explore the Nunavut Claims.  We are in the process of compiling and developing a definitive exploration program to seek and test for nickle and copper mineral deposits within the Nunavut Claims.

In connection with the execution of our plan of operation for the Montana Claims, the IMA Mine and the Nunavut Claims, during the next twelve (12) months, (i) we do not expect to conduct any product research or development, (ii) other than the purchase of those items in support of our drilling program (such as a diamond core saw, core boxes, and small buildings for office, engineering and core sawing functions), we do not expect to purchase or sell any plant or significant equipment or machinery other than the purchase of a used excavator which we have been renting for road maintenance, and (iii) we intend to hire approximately four (4) additional employees.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7.

Financial Statements.

GENTOR RESOURCES, INC.

Consolidated Financial Statements

December 31, 2007 and 2006

Contents

Page(s)
Consolidated Balance Sheets	28
Consolidated Statements of Operations	29
Consolidated Statements of Cash Flows	30
Consolidated Statements of Shareholders’ Equity	31-32
Notes to the Consolidated Financial Statements	33-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of

Gentor Resources, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2007, for the year ended December 31, 2006 and for the period from March 24, 2005 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007, the year ended December 31, 2006 and for the period from March 24, 2005 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses and negative cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario

March 28, 2008

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	December 31, 2007	December 31, 2006
Current
Cash & cash equivalents	$1,712,947	$835,131
Prepaid and deposits	11,814	-
	1,724,761	835,131

Mineral Properties (note 4)	169,000	-
Capital Assets (note 5)	187,507	-

Total Assets	$2,081,268	$835,131

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$211,384	$60,041
Due to related parties (note 6)	108,331	56,627
Total Current Liabilities	319,715	116,668

SHAREHOLDERS’ EQUITY
Authorized 37,500,000 Common Shares, $0.0001 par value 12,500,000 Preferred Shares, $0.0001 par value
Issued and outstanding 22,500,000 Common Shares (December 31, 2006 - 17,500,000)(note 7)	2,250	1,750
Paid-in capital	3,972,750	1,048,250
Deficit accumulated during the exploration stage	(2,213,447)	(331,537)
Shareholder equity (deficiency)	1,761,553	718,463
Total Liabilities and Shareholder Equity	$2,081,268	$835,131

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	Cumulative from inception on March 24, 2005 to December 31, 2007
Expenses
Field Camps expenses	$61,706	$-	$61,706
Surveying	35,133	-	35,133
Geochemistry	20,572	-	20,572
Geology	245,050	17,603	262,653
Drilling	914,047	-	914,047
Mineral Properties	248,045	7,500	263,045
Consulting fees-related parties	-	5,000	12,400
Consulting fees-others	1,200	-	5,609
Management fees	-	2,000	2,000
Professional fees	183,484	197,937	458,499
General and administrative expenses	166,335	4,076	171,843
Depreciation	6,338	-	6,338

	(1,881,910)	(234,116)	(2,213,845)
Interest income	-	216	398
Net Loss	(1,881,910)	(233,900)	(2,213,447)

Basic and diluted loss per common share (note 2(h))	$(0.10)	$(0.02)	-
Weighted aver number of common shares (note 2(h))	18,347,945	12,719,718	-

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

As at:	For the year ended December 31, 2007	For the year ended December 31, 2006	Cumulative from inception on March 24, 2005 to December 31, 2007
CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(1,881,910)	$(233,900)	$(2,213,447)
Depreciation	6,338	-	6,338
Shares issued for mineral properties	100,000	-	100,000

Change in non cash working capital balance
Accounts payable	151,343	(7,037)	211,384
Prepaid and deposits	(11,814)	-	(11,814)
	(1,636,043)	(240,937)	(1,907,539)

Financing activities:
Common shares issued	2,825,000	1,000,000	3,875,000
Advances	51,704	56,627	108,331
	2,876,704	1,056,627	3,983,331

Investing Activities:
Purchase of capital assets	(193,845)	-	(193,845)
Mineral properties	(169,000)	-	(169,000)
	(362,845)	-	(362,845)
Net increase (decrease) in cash & cash equivalents	877,816	815,690	1,712,947
Cash and cash equivalents, beginning of the period	835,131	19,441	-
Cash and cash equivalents, end of the period	$1,712,947	$835,131	$1,712,947

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2007 and 2006

(Stated in US dollars)

	Common Shares		Preferred Shares		Paid-in-capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2005	12,500,000	$1,250	-	-	$48,750	$(97,637)	$(47,637)
Shares issued on December 15, 2006 at $0.20 per share	5,000,000	$500	-	-	$999,500	-	$1,000,000
Net loss of the year	-	-	-	-	-	$(233,900)	$(233,900)
Balance at December 31, 2006	17,500,000	$1,750	-	-	$1,048,250	$(331,537)	$718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	$50	-	-	$99,950	$-	$100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	$100	-	-	$199,900	$-	$200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	$100	-	-	$249,900	$-	$250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	$250	-	-	$2,374,750	$-	$2,375,000
Net loss for the year	-		-	-	-	$(1,881,910)	$(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	-	-	$3,972,750	$(2,213,447)	$1,761,553

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. ("the Company") was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company has a loss from operations of $1,881,910 and accumulated deficit of $2,213,447.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

The Company's continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, explore and develop the mining properties and the discovery, development and sale of ore reserves.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

BASIS OF CONSOLIDATION

On June 28, 2007, the Company incorporated a wholly-owned subsidiary Gentor Idaho, an Idaho corporation. The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

b)

MINERAL PROPERTIES AND EXPLORATION COSTS

Exploration costs pertaining to mineral properties with no proven reserves are charged to operations as incurred. When it is determined that mineral properties can be economically developed as a result of establishing proven and probable reserves, cost incurred to develop such properties are capitalized. Such costs will be amortized using the unit of production method over the estimated life of the probable reserves.

c)

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated amortization. Amortization is recorded as follows:

Vehicle

-

Straight line over two years

Mining equipment

-

Straight line over four years

Capital assets also include a building under construction for which no amortization has been recorded until the construction is complete.

d)

CASH AND CASH EQUIVALENTS

Cash and equivalents consist of bank balances, demand deposits and other short term, highly liquid investments with original maturities of three month or less.

The Company maintains cash in bank deposit accounts that at times, may exceed U.S. and Canadian federally insured limits.  We have not experienced any losses in such accounts, and we believe we are not exposed to any significant credit risks on cash equivalents.

e)

USE OF ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period.  Actual results could differ from management's best estimates as additional information becomes available in the future. Significant estimates and assumptions include those related to the recoverability of mineral properties and capital assets.

f)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  The fair value of its financial instruments approximates their carrying values, unless otherwise noted.

g)

INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with US GAAP, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and for the tax loss and credits carryforwards.  Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred taxes for the estimated future tax effects attributable to deductible temporary differences and loss carryforwards when realization is more likely than not.  The deferred taxes for the company therefore amount to nil at the balance sheet date.

h)

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the reporting period. The weighted average common stock outstanding has been adjusted to reflect the stock split discussed in Note 7.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial conditions or its results of operations.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring on or after December 15, 2008. The Company does not anticipate a material effect with the adoption of this statement on the financial statements.

4.

MINERAL PROPERTIES

United States

Idaho Project

On July 3, 2007, the Company acquired though its wholly-owned subsidiary, Gentor Idaho, fee simple title a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 acre-feet of water rights.In addition, through a staking program, the Company also acquired 78 lode claims and 5 placer claims on federal lands ("the Staked Claims").  The Company is required to pay $10,375 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company's common stock. The Idaho Option Agreement relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  "Optioned Properties") in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  Additional payments of (i) $100,000 in cash is due on or before the first, second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement.

Montana Project

The Company holds option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims ("the Mining Claims"), located in the Jefferson County, State of Montana. Under the mining exploration and option agreement signed on April 29, 2005 (and as amended and restated March 30, 2006), the Company holds the exclusive option to purchase the Mining Claims for a total cash consideration of One million United States dollars ($1,000,000) ("the purchase price") subject to a 2% Net smelter return royalty. A payment of $7,500 was made upon execution of the agreement on April 29, 2005, an additional payment of $7,500 was made on the first anniversary date of signing and a payment of $10,000 was made on the second anniversary date. An amount of $10,000 is due for the third anniversary date of signing and $15,000 per year thereafter until the purchase price has been paid, unless the agreement is terminated or cancelled. In the event the option to purchase is exercised, all annual payments and/or royalty production payments will be credited against the purchase price.

Canada

Nunavut Project

On September, 7, 2007, the Company entered into an Assignment and Novation Agreement (the "Nunavut Assignment Agreement") with CVRD Inco Limited ("Inco") and Antoshkiw. Inco, had previously signed an exploration option agreement (the "Antoshkiw Option Agreement") with Antoshkiw on October 19, 2006 covering certain claims (the "Nunavut Optioned Properties") located in the Nunavut Territory. The Nunavut Optioned Properties, which cover approximately 1,965 acres, are considered to be prospective exploration areas for both nickel and copper. With the execution of the Nunavut Assignment Agreement, the Company acquired all of Inco's rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the Nunavut Optioned Properties.  In consideration of the foregoing assignment of rights, the Company granted Inco the right of first refusal to process any mineral concentrate produced from the "Area of Interest," which consists of approximately 85,000 acres in the Nunavut Optioned Properties. In order to maintain and exercise the Nunavut Option Right, the Company must make the following payments to Antoshkiw and undertake the following expenditures: (i) on or before the first anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $35,000 (this amount has already been paid by the Company) and spend at least CDN$100,000 in connection with the exploration and development of the Nunavut Optioned Properties (however, this requirement has been postponed by mutual agreement to the second anniversary date); (ii) on or before the second anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $50,000 and spend at least CDN$200,000 in connection with the exploration and development of the Nunavut Optioned Properties, and (iii) on or before the third anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $100,000 and spend at least CDN$400,000 in connection with the exploration and development of the Nunavut Optioned Properties.

5.

CAPITAL  ASSETS

December 31, 2007

	Costs and additions during the year	Accumulated Amortization	Net Book Value
Vehicle	$27,040	$4,765	$22,275
Mining Equipment	17,667	1,573	16,094
Building under construction	149,138	-	149,138
	$193,845	$6,338	$187,507

6.

RELATED PARTY TRANSACTIONS

As at December 31, 2007 an amount of $108,331 (2006 - $56,627) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company. This advance is unsecured, non-interest bearing and re- payable upon demand.

During 2007, an amount of $109,991 in the aggregate (December 31, 2006 - $5,000), was paid to three directors of the Company for services rendered to the Company during the year. This amount is included in the Company's consolidated statements of operations and deficits under geology and drilling expenses. During 2007, management fees of $nil (2006 - $2,000) were paid to two directors of the Company.  Also, financing fees of $125,000 with respect to this private placement were paid to a corporation wholly-owned by a significant shareholder of the Company.

7.

SHARE CAPITAL

The authorized share capital of the Company consists of 12,500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at December 31, 2007, the Company had outstanding 22,500,000 (December 31, 2006 - 17,500,000) common shares and no preferred shares.

On March 1, 2007, the Company's Articles of Incorporation were amended and restated to reflect a 25 for 1 common stock split and the number of shares of common stock authorized for issuance increased from 1,500,000 to 37,500,000. All common stock information has been restated to reflect this stock split.

During 2007, the Company issued 500,000 of its common shares with fair value of $100,000 to L.J. Bardswich as part of the consideration for the Assignment Agreement signed on July 23, 2007 (Note 4).

On July 31, 2007, the Company sold 1,000,000 Units to Arnold T. Kondrat (a significant shareholder of the Company) for aggregate consideration of $200,000. Each Unit (each a "Unit") consists of one (1) share of the $.0001 par value common stock of the Company (the "Common Stock") and one (1) warrant (a "Warrant") to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of twenty five cent (US$0.25) per share of Common Stock at any time within twenty four (24) months subsequent to the date of the issuance of the Warrant. Such warrants were exercised on November 20, 2007.

On December 17, 2007, the Company issued, by way of private placement, 2,500,000 of its common shares at price of $1.00 per share for gross proceeds of $2,500,000.

8.

INCOME TAXES

The Company uses the liability method, where deferred tax assets are liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting purposes. During year ended December 31, 2007, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is $2,195,267 at December 31, 2007, and will expire as follows:

2025	$97,237
2026	$223,603
2027	$1,874,427
$2,195,267

Deferred tax assets consisted of the following:

As at December 31	2007	2006
Net operating losses	$865,154	125,128
Less: valuation allowance	(865,154)	(125,128)
	$-	$-

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

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective  because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining “internal control over financial reporting,” as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only a reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, which is the same person, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer and our principal financial officer have concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

 The material weakness relates to the monitoring and review of work performed our limited accounting staff in the preparation of audited and financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the  material weakness in our internal control over financial reporting is due to the fact that:

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the fiscal year ending December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

Item 8B.

Other Information.

None.

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

Name	Age	Positions
Lloyd J. Bardswich	63	Director, President, Treasurer and Chief Financial Officer
Kitt M. Dale	46	Director and current Secretary
Samuel L. Henry	33	Former Director and former Secretary
Arnold T. Kondrat	55	Director and Executive Vice President

Mr. Bardswich, a founder of the Company, serves as one of our Directors and also serves as our corporate President, our Treasurer and our Chief Financial Officer.  He has provided such services to the Company since our inception. Mr. Bardswich holds a B.A. Sc. from the University of Windsor, Ontario Canada and a M. Eng (Mining) degree from McGill University, Montreal Canada.  From 1994 through November 1, 2005,  Mr. Bardswich has been the president and general manager of Madison Mining Corporation, a private Montana corporation, which owns a cyanide permitted gold mine and mill in Madison County, Montana. Also, since 1999 through November 1, 2005, Mr. Bardswich served as a mining consultant to Vertical Investments (located in Zimbabwe), Shadow Gold (located in Mali) and Cline Mining (located in Ontario) and a variety of other junior gold mining and gold exploration companies, and has also been the president and director of BRC Diamond Core Ltd. (formerly known as BRC Diamond Corporation), a publicly held company that trades on the Toronto Venture Exchange under the symbol “BRC.”  From December 2004 to May 1, 2006, Mr. Bardswich served as a director of United Bolero Development, a publicly held company that trades on the Toronto Venture Exchange under the symbol “UNB.”  From early 2006 to May 1, 2006, Mr. Bardwich served as the President of Montana Molybdenum Corporation, which operated a molybdenum mine in Lewis and Clark County, Montana.

Mr. Dale serves as one of our Directors. He has provided such services to the Company since our inception.

 Kitt M. Dale holds a Master of Science degree (Mining Engineering) from the Montana College of Mineral Science and Technology, Butte, Montana.  After a mining career in Northwest Alaska, in which Mr. Dale oversaw offshore placer and remote artic open pit operations, Mr. Dale has been the owner and operator of Indian Creek Hay Ranch located in Sheridan, Montana, which is a producer of beef and specialized agricultural products related to the beef industry.  From late 1998 to February 2003, Mr. Dale served as a consulting mining engineer for M3 Engineering and Technology Group, Inc., which is a full service engineering and architectural design company headquartered in Tucson, Arizona. Since February 2003, Mr. Dale has also served as a part time consulting engineer to Barrick Gold (the world's largest producer of gold), Kennecott Utah Copper Company (the world's largest open pit copper mine located west of Salt Lake City Utah) and the Ascentis Operations Company (an affiliate of Ausenco Limited, one of Australia's premier engineering and project management companies specializing in the design, building, extension and refurbishment of mineral processing plants worldwide).

Mr. Henry was one of our Directors and served as our corporate Secretary.  He provided such services to the Company since our inception until January 31, 2008, when at such time, he notified the Company that, for personal reasons, he declined to serve for re-election as a director of the Company.  There were no disagreements between the Company and Mr. Henry which gave rise to Mr. Henry’s decision not to stand for re-election as a director of the Company. Mr. Henry holds an Associates degree in Business from the University of Montana, Western in Dillon, Montana.  From May 1997 through March 16, 2004, Mr. Henry was a  project supervisor with Moen Builders and M&W Milling and Refining located in Virginia City, Montana and which are owned by the same individuals. Moen Builders and M&W Milling and Refining build mining equipment, operate small gold mines and operate a mill and refinery in Madison County, Montana. From May 17, 2004 though May 1, 2005, Mr. Henry served as a project supervisor for ORO Management which owns and operates a placer gold mine in Madison County, Montana.  From May 1, 2005 to the present, Mr. Henry has been a construction supervisor for 3 Rivers Communication located in Ennis, Montana, which is a telecommunications company.

Mr. Kondrat, a founder of the Company, is one of our Directors and serves as an Executive Vice President. He has provided such services to the Company since July 31, 2007. Mr. Kondrat is President and Managing Director of Sterling Portfolio Securities Inc., a private Toronto based venture capital firm. Mr. Kondrat has over twenty five (25) years experience in the corporate finance and venture capital business.  He is also the (i) principal founder, Executive Vice President and Director of Banro Corporation, a gold exploration and development company listed on the Toronto and American Stock Exchanges, (ii) founder and Director of BRC DiamondCore Ltd. (formerly known as BRC Diamond Corporation), a diamond exploration and production company listed on the Toronto and Johannesburg Stock Exchanges and (iii) Chairman and Director of Nevada Bob’s International Inc., a golf franchisor listed on Toronto Venture Exchange.

Audit Committee

The Company does not have a separately designated standing audit committee.  Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and the Company audits of the financial statements. The Board of Directors has determined that the Company does not have an “audit committee financial expert” serving on our Board of Directors which is carrying out the duties of the Audit Committee. Due to our small number of employees and limited financial resources, we not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert”, but intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.

Code of Ethics

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

Item 10.

Executive Compensation.

We have no agreements relating to compensation with Mr. Bardswich, with Mr. Dale, with Mr. Henry or with Mr. Kondrat.  We have in the past, and anticipate that we will in the future, compensate Mr. Bardswich, Mr. Dale, Mr. Henry and Mr. Kondrat, on a consulting basis in accordance with industry standard rates for the work provided to us.

As of the close of December 31, 2007, there were no outstanding equity award to any executive officer and/or director of the Company.

Summary Compensation Table

The following Summary Compensation Table sets forth certain compensation information for services rendered in all capacities to us by our executive officers during 2007:

Name and Principal Position	Year	Other Compensation(3)	Total
Lloyd J. Bardswich, President, Treasurer and Chief Financial Officer	2007	$106,098(1)	$106,098
Samuel L. Henry, former Secretary	2007	$2,893(2)	$2,893

(1)

During the calendar year 2007, the Company paid $106,098 to Lloyd J. Bardswich (“Bardswich”) for geology and drilling consulting services provided by Bardswich to the Company with respect to the Company’s projects.  The foregoing compensation was (i) paid to Bardswich as a consultant, and not as an officer of the Company and (ii) determined in accordance with industry standard rates for the work provided.  Of the $106,098 that was paid to Bardswich for his consulting services, $29,723.87 represents reimbursement of expenses paid to Bardswich during the performance of said consulting services provided to the Company.

(2)

During the calendar year 2007, the Company paid $2,893 Samuel L. Henry (“Henry”) for geology and drilling consulting services provided by Henry to the Company with respect to the Company’s projects.  The foregoing compensation was (i) paid to Henry as a consultant, and not as an officer of the Company and (ii) determined in accordance with industry standard rates for the work provided.  Of the $2,893 that was paid to Henry for his consulting services, $492.60 represents reimbursement of expenses paid to Henry during the performance of said consulting services provided to the Company.

(3)

Other than the amounts listed above, no other compensation has been paid to the executive officers of the Company.

Director Compensation

The following Director Compensation Table sets forth certain compensation information for services rendered in all capacities to us by our directors during 2007:

Name of Director	Year	Other Compensation(4)	Total
Lloyd J. Bardswich(1)	2007	see Summary Compensation Table above
Samuel L. Henry(2)	2007	see Summary Compensation Table above	$2,893
Kitt M. Dale	2007	$1,000(3)	$1,000

(1)

As disclosed in the Summary Compensation Table above, during the calendar year 2007, the Company paid $106,098 to Lloyd J. Bardswich (“Bardswich”) for geology and drilling consulting services provided by Bardswich to the Company with respect to the Company’s projects. The foregoing compensation was paid to Bardswich as a consultant, and not as an officer or director of the Company.

(2)

As disclosed in the Summary Compensation Table above, during the calendar year 2007, the Company paid $2,893 to Samuel L. Henry (“Henry”) for geology and drilling consulting services provided by Henry to the Company with respect to the Company’s projects. The foregoing compensation was paid to Henry as a consultant, and not as an officer or director of the Company

(3)

During the calendar year 2007, the Company paid $1,000 to Kitt M. Dale (“Dale”) for geology and drilling consulting services provided by Dale to the Company with respect to the Company’s projects.  The foregoing compensation was (i) paid to Dale as a consultant, and not as an officer or director of the Company and (ii) determined in accordance with industry standard rates for the work provided.

(4)

Other than the amounts listed above, no other compensation has been paid to the directors of the Company.

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

The following table sets forth certain information as of the date hereof with respect to any person who is known to us to be the beneficial owner of more than 5% of our common stock, which is the only class of our outstanding voting securities and as to each class of our equity securities beneficially owned by our directors and officers and directors as a group:

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Approximate Percent of Class
Arnold T. Kondrat 1 First Canadian Place Suite 7070 Toronto, Ontario M5X 1E3 Canada	13,250,000	59%
Lloyd J. Bardswich 571 Cedar Hills Road Whitehall, Montana 59759	1,750,000(1)	7.7%
Kitt M. Dale 571 Cedar Hills Road Whitehall, Montana 59759	0	0%
Samuel L. Henry(2) 571 Cedar Hills Road Whitehall, Montana 59759	0	0%
BTR Global Prospector Trading Limited c/o JP Morgan Chase 4 NY Plaza New York, New York 10004	1,395,000	6.2%
Officers and Directors as a Group (4 persons)	15,000,000	66.7%

(1)

Includes 500,000 shares of common stock which are held by Bardswich Idaho, LLC, of which Lloyd J. Bardswich is a principal owner.

(2)

Sam Henry served as one of our Directors and served as our corporate Secretary since our inception until January 31, 2008, when at such time, he notified the Company that, for personal reasons, he declined to serve for re-election as a director of the Company.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors have not established separately designated audit, nominating or compensation committee or other committee performing similar functions.  The functions of an audit, nominating or compensation committee are currently performed by the entire Board of Directors, none of which are deemed to be independent under the rules and regulations promulgated by the SEC or any other self regulatory organization.  The Board of Directors may establish an audit, nomination or compensation committee in the future if the Board of Directors determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

On  July 23, 2007, Bardswich, Idaho LLC, an Idaho limited liability company (“Bardswich LLC”), an entity that is owned and controlled by Lloyd J. Bardswich, who is the president, treasurer and a director of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into that certain assignment agreement (the “Assignment Agreement”) whereby Bardswich LLC assigned all of its rights, title and interest in and to that certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres in Lemhi County, Idaho (the “Optioned Properties”) to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Assignment Agreement is filed herewith as Exhibit 10.03 and incorporated herein by reference. The rights to the Optioned  Properties that were acquired by Gentor Idaho, the wholly owned subsidiary of the Company, provide the Company with the ability to explore and develop the Idaho Project, as well as, the right to remove and sell for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind.

On July 31, 2007, the Company sold 1,000,000 Units (as defined herein ) to Arnold T. Kondrat (the “Purchaser”) for aggregate consideration of $200,000. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. At the time of the purchase of the Units, Arnold T. Kondrat was the largest shareholder of the Company.  The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of twenty five cent (US$0.25) per share of Common Stock at any time within twenty four (24) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof were  registered under the Securities Act and are “Restricted Securities”as such term is defined by Rule 144 under the Securities Act. Immediately after the purchase of the Units, Arnold T. Kondrat was appointed to serve as a director and as an executive vice president of the Company.

Item 13.

Exhibits

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (4)
3.02	Bylaws(2)
4.01	Form of Specimen Stock Certificate for the Company’s Common Stock (2)
10.01	Amended and Restated Option Agreement (3)
10.02	Mineral Lease Agreement and Option to Purchase (5)
10.03	Assignment Agreement (5)
10.04	Warranty Deed (5)
10.03	Securities Purchase Agreement (6)
10.04	Warrant Agreement (6)
10.05	Nunavut Assignment Agreement (7)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal financial officer of the Company (1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)

____________________

(1) Filed herewith.

(2) Filed as part of the Registration Statement on Form SB-2.

(3) Filed as part of Amendment 2 to the Registration Statement on Form SB-2

(4) Filed as part of Form 8-K dated March 1, 2007 (filed March 6, 2007)

(5) Filed as part of Form 8-K dated July 23, 2007 (filed July 26, 2007)

(6) Filed as part of Form 8-K dated July 31, 2007 (filed August 3, 2007)

(7) Filed as part of the Form 10Q-SB For the Quarter Ending September 30, 2007 (filed October 14, 2007)

Item 14.

Principal Accountant Fees and Services

The following table presents fees billed by BDO Dunwoody, LLP, our principal accountant, for the audit of the financial statements of Gentor Resources, Inc. (“Gentor”) and other professional services provided to Gentor for the fiscal years ended December 31, 2007 and 2006.

	Aggregate Amounts Billed
Category of Fees:	2007	2006
Audit Fees (1)	$43,990	$31,112
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
Other Fees (4)	$0	$0

(1) Aggregate fees billed for professional services rendered to Gentor for audit of our financial statements by year (including estimated fees for the fiscal year 2007 audit for which we have not yet been billed), review of the financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with our statutory and regulatory filings or engagements.

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

Date: March 31, 2008

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President, principal executive officer, principal financial officer and director

Date: March 31, 2008

/s/Kitt M. Dale

---------------------------------

By: Kitt M. Dale, secretary and director

Date: March 31, 2008

/s/Arnold T. Kondrat

---------------------------------

By: Arnold T. Kondrat, executive vice president and director