Form 10-Q
period 2008-03-31
Gentor Resources, Inc.
filed 2008-05-15
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-130386

Gentor Resources, Inc.

-------------------------------------------

(Exact Name of registrant as specified in its charter)

Florida	20-2679777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2289 Pahsimeroi Road

Patterson, Idaho 83253

-------------------------------------------

(Address of principal executive offices)(Zip Code)

(406) 287-3046

-----------------------

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [ X ] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filed [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  [  ] YES [ X ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the this report, there were 22,500,000 shares of the registrant's $0.0001par value Common Stock outstanding.

GENTOR RESOURCES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Item 1A.

Risk Factors.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.

Defaults Upon Senior Securities.

Item 4.

Submission of Matters to a Vote of Security Holders.

Item 5.

Other Information.

Item 6.

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

(a) Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	March 31, 2008 (unaudited)	December 31, 2007 (audited)
Current
Cash & cash equivalents	$68,139	$1,712,947
Prepaid and deposits (note 4)	21,547	11,814
	89,686	1,724,761

Mineral Properties (note 5)	169,000	169,000
Capital assets (note 6)	381,681	187,507

Total assets	$640,367	$2,081,268

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$952,652	$211,384
Due to related parties (note 7)	208,331	108,331
Total Current Liabilities	1,160,983	319,715

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Authorized 37,500,000 Common shares, $0.0001 par value 12,500,000 Preferred shares, $0.0001 par value
Issued and outstanding
22,500,000 Common shares (December 31, 2007 - 22,500,000)(note 8)	2,250	2,250
Paid-in capital	3,972,750	3,972,750
Deficit accumulated during exploration stage	(4,495,616)	(2,213,447)
Shareholders’ (deficiency) equity	(520,616)	1,761,553
Total Liabilities and shareholder’s equity	$640,367	$2,081,268

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(b) Consolidated Statements of Operations and Deficit

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	For the three month period ended March 31, 2008	For the three month period ended March 31, 2007	Cumulative from inception on March 24, 2005 to March 31, 2008

Expenses
Field Campus expenses	$215,542	$ -	$277,248
Surveying	6,745	-	41,878
Geochemistry	78,982	-	99,554
Geology	66,458	1,820	329,111
Drilling	1,611,148	-	2,525,195
Environmental testing	2,321	-	2,321
Mineral properties	100,000	-	363,045
Consulting fees - related parties	-	-	12,400
Consulting fees - other	350	-	5,959
Management fees	-	-	2,000
Professional fees	41,295	16,572	499,794
General and administrative expenses	136,022	2,619	307,865
Amortization	23,891	-	30,229
	(2,282,754)	(21,011)	(4,496,599)
Interest Income	585	-	983
Net Loss	$(2,282,169)	$(21,011)	(4,495,616)

Basic and diluted loss per common share	$(0.10)	$(0.00)	-
Weighted average number of shares	22,500,000	17,500,000

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(c) Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the three month period ended March 31, 2008	For the three month period ended March 31, 2007	Cumulative from inception on March 24, 2005 to March 31, 2008

CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(2,282,169)	$(21,011)	$(4,495,616)
Amortization	23,891	-	30,229
Shares issued for mineral properties	-	-	100,000
Change in non cash working capital balance
Accounts payable	741,268	(2,234)	952,652
Prepaid and deposits	267	-	(11,547)
	(1,516,743)	(23,245)	(3,424,282)

Financing activities:
Common shares issued	-	-	3,875,000
Advances	100,000	(56,627)	208,331
	100,000	(56,627)	4,083,331
Investing activities:
Purchase of capital assets	(218,065)	-	(411,910)
Mineral properties	-	-	(169,000)
Purchase of a certificate of deposit	(10,000)	-	(10,000)
	(228,065)	-	(590,910)
Net increase (decrease) in cash & cash equivalents	(1,644,808)	(79,872)	68,139
Cash and cash equivalents, beginning of the period	1,712,947	835,131	-
Cash and cash equivalents, end of the period	$68,139	$755,259	$68,139

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(d) Consolidated Statements of Shareholders’ Equity

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Month Period Ended March 31, 2008

(Stated in US dollars)

(unaudited)

	Common Shares		Preferred Shares		Paid-in-capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	-	-	$48,750	$-	$50,000
Net loss for the year	-	-	-	-	-	97,637	97637
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per shares	5,000,000	500	-	-	999,500	-	1,000,0000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance as of December 31, 2006	17,500,000	1,750	-	-	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	50	-	-	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	-	-	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	-	-	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	-	-	2,499,750	-	2,500,000
Financing costs of shares issued on December 17, 2007	-	-	-	-	(125,000)	-	(125,000)
Net loss for the year	-		-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	-	-	3,972,750	(2,213,447)	1,761,553
Net loss for the period	-	-	-	-	-	(2,282,169)	(2,282,169)
Balance at March 31, 2008	22,500,000	$2,250	-	-	$3,972,750	(4,495,616)	$(520,616)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(e) Notes to Consolidated Financial Statements

GENTOR RESOURCES, INC.

(An Exploration State Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2008

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. ("the Company") was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2008, the Company has a loss from operations of $2,282,169 and accumulated deficit of $4,495,616.  This raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

The Company's continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, explore and develop the mining properties and the discovery, development and sale of ore reserves.

These interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of the Company for the three month periods ended March 31, 2008 and 2007 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated amortization. Amortization is recorded as follows:

Vehicle

-

Straight line over two years

Mining equipment

-

Straight line over four years

Building

-

Straight line over five years

3.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivatives Instruments and Hedging Activities, an amendment to Statement No. 133". This statement changes the disclosure requirements for derivatives and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivatives instruments, (b) how derivatives instruments and related hedges items are accounted for under Statement 133 and its related interpretations, and (c) how derivatives instruments and related hedges items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial conditions or its results of operations.

4.

PREPAID AND DEPOSITS

Prepaid and deposits account includes a $10,000 certificate of deposit issued on March 11, 2008 and  assigned to the United States Bureau of Land Management as a reclamation bond for the installation of a bridge crossing the Patterson creek in the Company's Montana project. This certificate of deposit bears an interest rate of 3.3% per annum and will mature on March 11, 2009.

5.

MINERAL PROPERTIES

United States

Idaho Project

On July 3, 2007, the Company acquired through its wholly-owned subsidiary,  a fee simple title for a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 acre-feet of water rights.  In addition, through a staking program, the Company also acquired 78 lode claims and 5 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $10,375 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company's common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made to the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the period with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash is due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement.  The Idaho Option Agreement also grants the Company an option to  purchase the Idaho claim owner's rights to the Optioned Properties, including but not limited to the  IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim  owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on  the net revenue generated from the sale of all other ores, minerals, or other products recovered  from the Optioned Properties.

Montana Project

The Company holds option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims (“the Mining Claims”), located in the Jefferson County, State of Montana. Under the mining exploration and option agreement signed on April 29, 2005 (and as amended and restated March 30, 2006), the Company holds the exclusive option to purchase the Mining Claims for a total cash consideration of One million United States dollars ($1,000,000) (“the purchase price”) subject to a 2% Net smelter return royalty. A payment of $7,500 was made upon execution of the agreement on April 29, 2005, an additional payment of $7,500 was made on the first anniversary date of signing and a payment of $10,000 was made on the second anniversary date. An amount of $10,000 is due for the third anniversary date of signing and $15,000 per year thereafter until the purchase price has been paid, unless the agreement is terminated or cancelled. In the event the option to purchase is exercised, all annual payments and/or royalty production payments will be credited against the purchase price.

Canada

Nunavut Project

On September, 7, 2007, the Company entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CVRD Inco Limited (“Inco”) and Joe Antoshkiw (“Antoshkiw”).  Inco, had previously signed an exploration option agreement (the “Antoshkiw Option Agreement”) with Antoshkiw on October 19, 2006 covering certain claims (the “Nunavut Optioned Properties”) located in the Nunavut Territory. The Nunavut Optioned Properties, which cover approximately 1,965 acres, are considered to be prospective exploration areas for both nickel and copper. With the execution of the Nunavut Assignment Agreement, the Company acquired all of Inco's rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the Nunavut Optioned Properties.  In consideration of the foregoing assignment of rights, the Company granted Inco the right of first refusal to process any mineral concentrate produced from the “Area of Interest,” which consists of approximately 85,000 acres in the Nunavut Optioned Properties. In order to maintain and exercise the Nunavut Option Right, the Company must make the following payments to Antoshkiw and undertake the following expenditures: (i) on or before the first anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $35,000 (this amount has already been paid by the Company) and spend at least CDN$100,000 in connection with the exploration and development of the Nunavut Optioned Properties (however, this requirement has been postponed by mutual agreement to the second anniversary date); (ii) on or before the second anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $50,000 and spend at least CDN$200,000 in connection with the exploration and development of the Nunavut Optioned Properties, and (iii) on or before the third anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $100,000 and spend at least CDN$400,000 in connection with the exploration and development of the Nunavut Optioned Properties.

6.

CAPITAL  ASSETS

March 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Vehicle	$37,790	$9,489	$28,301
Mining Equipment	36,906	3,879	33,027
Building	337,214	16,861	320,353
	$411,910	$30,229	$381,681

December 31, 2007
	Cost and additions during the period	Accumulated Amortization	Net Book Value
Vehicle	$27,040	$4,765	$22,275
Mining Equipment	17,667	1,573	16,094
Building Under Construction	149,138	-	149,138
	$193,845	$6,338	$187,507

7.

RELATED PARTY TRANSACTIONS

As at March 31, 2008 an amount of $208,331 in the aggregate (December 31, 2007 - $108,331) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company. This advance is unsecured, non-interest bearing and re- payable upon demand.

During the three month period ended March 31, 2008, an amount of $28,000 in the aggregate (March 31, 2007 - $Nil), was paid to one director of the Company for services rendered to the Company during the period. This amount is included in the Company's interim consolidated statements of operations and deficits under geology and drilling expenses.

8.

SHARE CAPITAL

The authorized share capital of the Company consists of 12,500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at March 31, 2008, the Company had outstanding 22,500,000 (December 31, 2007 - 22,500,000) common shares and no preferred shares.

9.

INCOME TAXES

For income tax purposes the Company had $2,282,169 of net operating losses for the three month period ended March 31, 2008, which can be used to offset future taxable income. During year ended December 31, 2007, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is $4,495,616 at March 31, 2008. No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is more likely than not to be realized through known future revenue sources.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management’s review of the factors that affected our financial performance for the three months ended March 31, 2008 and 2007. This discussion is intended to further the reader’s understanding of the interim consolidated financial condition and results of operations of our company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, for the year ended December 31, 2007 (the “2007 Annual Report”).  These historical financial statements may not be indicative of our future performance.

Overview

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

Since our inception, we have acquired rights to and are currently engaged in the exploration of mineral properties in (i) the state of Montana (the “Montana Project”), (ii) the state of Idaho (the “Idaho Project”) and (iii) the Nunavut Territory, which is located in the eastern Canadian Arctic (the “Nunavut Project”)(collectively, the “Projects” or the “Mineral Properties”). All of our Mineral Properties are without known reserves and all of our exploration activity with respect to our Mineral Properties are exploratory in nature. There is no assurance that a commercially viable mineral deposit exists on any of our Mineral Properties and further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of the mining of any of our Mineral Properties can be determined. Moreover, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our Mineral Properties. We do not have sufficient financing to undertake full exploration of all of our Mineral Properties at the present time and there is no assurance that we will be able to obtain the necessary financing.

We plan to continue exploration of our Mineral Properties for so long as the results of the geological exploration that we complete indicate that further exploration of our Mineral Properties is recommended and we are able to obtain the additional financing necessary to enable us to continue such exploration. All exploration activities on our Mineral Properties are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our Mineral Properties. If our exploration activities result in an indication that any of our Mineral Properties contain potentially commercial exploitable quantities of minerals, then we would attempt to complete feasibility studies on such property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of any of our Mineral Properties  would be commercially feasible even if our initial exploration programs show evidence of significant mineralization.

As of the date of this Report, we intend to concentrate our available resources towards the exploration of the Idaho Project, which is a molybdenum-tungsten project located in east-central Idaho. We intend to concentrate our exploration and development of a potentially large molybdenum bearing intrusive located below the existing mine workings of the Idaho Project.

General Overview of our Mineral Properties.

The Idaho Project

The Idaho Project is a molybdenum-tungsten project located in east-central Idaho. On July 23, 2007, the Company acquired the rights to that certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims (the “IMA Mine”) located over approximately 376 acres of real property and four other parcels of approximately 216 acres in Lemhi County, Idaho (collectively, the “Optioned Properties”).  The IMA Mine, which is the centerpiece of the Idaho Project, related to an underground mining operation that closed in 1957.  Prior to its closure, the IMA Mine was the fifth largest US producer of tungsten, having mined over 500,000 tons of ore between 1937 and 1952.

The Idaho Option Agreement grants the Company (through Gentor Idaho, its wholly owned subsidiary) the exclusive right to enter the Optioned Properties (and thus the IMA Mine) for the purpose of exploring and developing  the Optioned Properties (and thus the IMA Mine), as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Idaho Option Agreement also grants the Company an option to purchase the Idaho Claim Owner’s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho Claim Owner to receive a three  percent (3%) royalty on net revenue generated form the sale of any molybdenum, copper, lead, and zinc recovered from the IMA Mine and a five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from the Optioned Properties.

We intend to concentrate on the exploration and delineation of the molybdenum-bearing intrusive located within the IMA Mine. However, we cannot provide any assurance that the exploration, development and/or extraction of tungsten or molybdenum would prove to be  “Commercially Viable”, that is, that the potential quantity of tungsten or molybdenum and their market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such tungsten or molybdenum  deposits (if any), would justify a  decision to do so.

We have engaged the consulting services of Wardrop Engineering, Inc. of Toronto, Canada (“Wardrop”) to review the available data on the IMA Mine and to recommend an exploration program. Based on the Wardrop recommendation, we commenced a two (2) phase exploration program of the IMA Mine to assess whether any Commercially Viable tungsten or molybdenum bearing mineral deposits are present.  Phase 1 of our exploration program generally consisted of surface exploration drilling and Phase 2 of our exploration program generally consists of the same. We have completed Phase 1 of our exploration, and based on the results, data and analysis derived therefrom, we believed it was prudent to commence Phase 2 of our exploration program, which is now underway.  We may, prior to the completion of Phase 2 of our exploration program, determine that Commercially Viable tungsten or molybdenum deposits do not exist within the IMA Mine, in which event we anticipate that we will end Phase 2 of our exploration program.  Even if we commence and complete Phase 2 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination.

The Montana Project

The Montana Project is a gold project located in southwest Montana .  On April 29, 2005, the Company entered into a Mining Exploration and Option Agreement (the “Montana Option Agreement”) with Hartmut W. and Inga M. Baitis (the “Montana Claim Owner”) which relates to six (6) unpatented mining claims, Gold #1 through Gold #6 (collectively, the “Montana Claims”) owned by the Montana Claim Owner within the Montana Project. The Montana Option Agreement grants us the exclusive right to enter the Montana Property for the purpose of exploring and developing  the Montana Claims, as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Montana Option Agreement also grants us an option to purchase the Montana Claim Owner’s rights to the Montana Claims for a total of $1,000,000, excluding therefrom the right of the Montana Claim Owner to receive a two percent (2%) royalty on the net revenues generated from the sale of any metals recovered from the Montana Claims.

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

Pursuant to the recommendations from RPA, we decided to undertake a two (2) phase exploration program of the Montana Property to assess whether they possess any Commercially Viable gold-bearing mineral deposits.  Phase 1 of our exploration program generally consisted of surface exploration and Phase 2 of our exploration program, if commenced,  will generally consist of a drilling program. Currently, all activities on the Montana Project are on hold.  Furthermore, as of the date of this Report, the results, data and analysis derived from our Phase 1 exploration program are inconclusive and, as such, we have not yet determined whether or not to commence our Phase 2 exploration program and/or terminate our rights under the Montana Option Agreement.  However, since the continuation of payments required under the Montana Option Agreements are relatively inexpensive, we might consider simply retaining our interest in the Montana Option Agreements in anticipation of more favorable gold prices that may justify further development of the Montana Claims.

The Nunavut Project

The Nunavut Project is a nickle and copper project located in the Nunavut Territory.  During the third quarter of the fiscal year ending December 31, 2007, we entered into an informal grubstake arrangement (the “Grubstake Arrangement”) with a prospector named Joe Antoshkiw (“Antoshkiw”) whereby the Company advanced certain funds to Antoshkiw to stake claims (the “Grubstake Claims”) located on federal lands in the Nunavut Territory, which is located in the eastern Canadian Arctic. The Grubstake Claims cover nickel-copper showings which were discovered by Antoshkiw.  Also, on September, 7, 2007, we entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CVRD Inco Limited (“Inco”) and Antoshkiw.

Inco, the world’s number two producer of Nickle, and a  miner and processer of  copper, gold, cobalt, and platinum group metals, had previously signed an exploration option agreement (the “Antoshkiw Option Agreement”) with Antoshkiw on October 19, 2006 covering those certain claims (the “Nunavut Claims”) located in the Nunavut Territory.  The Nunavut Claims, which covers approximately 1,965 acres, are considered to be prospective exploration areas for both nickel and copper.  With the execution of the Nunavut Assignment Agreement, we acquired all of Inco’s rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the Nunavut Claims (also referred to herein as the “Nunavut Optioned Properties”).  As such, we acquired the right (the “Nunavut Exploration and Mineral Right”) to enter upon the Nunavut Optioned Properties for the purpose of exploring and developing  the Nunavut Claims and (ii) the option (the “Nunavut Option Right”) to purchase the Nunavut Optioned Properties.  Also, as part of the Nunavut Assignment Agreement, we granted Inco the right of first refusal to process any mineral concentrate produced from the “Area of Interest,” which consists of approximately 85,000 acres in the Nunavut Territory and includes all of the Grubstake Claims.

Other than the property inspection trips that were completed by either Inco and/or the Company, no work as of yet has been performed on the Nunavut Optioned Properties.  If and to the extent that the Company has adequate working capital and/or available financing, during the summer of 2008, the Company intends to commence an exploration program on the Nunavut Optioned Properties, the first step of which would be to conduct geophysical and geochemical surveys and possibly conduct a core drilling program.

Results of Operations

Since our inception on March 25, 2005, we have been classified as an “exploration stage company” (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three months ended March 31, 2008 was $2,282,169 as compared to a net loss of $21,011 for the three months ended March 31, 2007.  The increase of $2,261,158 is attributable primarily to the costs incurred in connection with our drilling program at the Idaho Project.

During the three months ended March 31, 2008, we spent approximately $2,081,196 in connection with the exploration and evaluation of the Idaho Project.  Such expenditures are consistent with our current intention to concentrate our available resources towards the exploration of the Idaho Project, which we believe, is our most promising project as of the date of the Report.

We also incurred corporate and administrative costs of $201,558 for the three  months ended March 31, 2008 compared with $19,191 for the three months ended March 31, 2007, which is consistent with our increased activity levels. These costs include consulting compensation expenses, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of all of our Mineral Properties and there is no assurance that we will be able to obtain the necessary financing.

Our cash balance at March 31, 2008 was $78,139 compared to $1,712,947 as at December 31, 2007.  Total assets at March 31, 2008 were $640,367 compared to $2,081,268 as at December 31, 2007. The change in these balances reflects the cash used to fund the drilling program at the Idaho Project.

Current liabilities at March 31, 2008 were $1,160,983 compared to $319,715 as at December 31, 2007.  This increase in current liabilities is the result of increased exploration activities and indicates that we believe that we will need to obtain additional financing in order to continue our exploration program.

As of the date of this Report, we intend to concentrate our available resources towards the exploration of the Idaho Project.  In late July of 2007, we commenced Phase 1 of our two (2) phase drilling program recommended by Wardrop, the Company’s consultant, in order to test for the potential of a large scale molybdenum deposit being present under the IMA Mine.  Phase 1 of our drilling program consisted of drilling five (5) core holes from surface totaling 7,200 feet in order to substantiate prior work and to test continuity along a 1,000 foot strike length. Initially, we estimated that it would take approximately five (5) months and cost approximately $528,000 to complete the Phase 1 drilling program.  However, due to frequent breakdowns of the contractor's  equipment, our Phase 1 drilling program fell behind schedule.  Despite the delays during the Phase 1 drilling program, an inspection of the drill core from the first hole revealed visible molybdenum sulphide, and based on the foregoing preliminary finding, we decided to engage the services of a second drill contractor to commence Phase 2 of the drill program. Phase 2 of our drilling program will consist of drilling an additional (ten) 10 core holes from the surface. The estimated cost for our proposed Phase 2 drilling program is approximately $2,500,000 and is expected to take at least seven (7) months.

We anticipate that the Company will require additional capital to continue and complete the exploration and evaluation of the Idaho Project, as well as continue payment of ongoing general, administrative and operations costs associated with supporting its planned operations, the amounts of which are presently unknown. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Idaho Project.  There is no assurance that we will be able to obtain the necessary financing for the Idaho Project on customary terms, or at all.

We are contemplating raising additional capital to finance our exploration programs. However, no final decisions regarding the program or financing have been made at this time.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Changes in Accounting Policies

We did not change our accounting policies during the three months ended March 31, 2008.

Special Note Regarding Forward-Looking Statements

The information provided in this report may contain “forward looking” statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we “believe”, “anticipate”, “expect”, or “plan to”, as well as, other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors and/or risks could cause our actual results to differ materially from those expressed or implied by these statements, including, but not limited to:

•

risks related to our properties being in the exploration stage

•

risks related to our limited operating history

•

risks related to mineral exploration and development activities

•

risks related our mineral operations being subject to government regulation

•

risks related to the competitive industry of mineral exploration

•

risks related to our ability to obtain additional capital to develop our resources, if any

•

risks related to the fluctuation of prices for precious and base metals

•

risks related the possible dilution of our common stock from additional financing activities

•

risks related to our subsidiary activities

•

risks related to our shares of common stock

The foregoing list is not exhaustive of the factors that may affect our forward-looking statements and new risk factors may emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those set forth above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, our actual results could differ materially from those expressed in these forward-looking statements, and any events anticipated in the forward-looking statements may not actually occur. Except as required by law, we undertake no duty to update any forward-looking statements after the date of this report to conform those statements to actual results or to reflect the occurrence of unanticipated events. Furthermore, any discussion of our financial condition and results of operation should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this report.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

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

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On March 24, 2005, the date of our formation, the Company issued an aggregate of 12,500,000 shares (after giving effect to a 25 for 1 forward split of our common stock on March 1, 2007 (the “March 2007 Split”)) of our $.0001 par value common stock (“Common Stock”) to Arnold T. Kondrat (“Kondrat”) and Lloyd J. Bardswich (“Bardswich”) who are the founders and organizers of this Company. Kondrat paid $45,000 for 11,250,000 shares (after giving effect to the March 2007 Split) of our Common Stock shares and Bardswich paid $5,000 for 1,250,000 shares (after giving effect to the March 2007 Split) of our Common Stock.  The sale of the foregoing securities were exempted under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving any public offering.

On  July 23, 2007, Bardswich, Idaho LLC, an Idaho limited liability company (“Bardswich LLC”), an entity that is owned and controlled by Bardswich (who is also the president, treasurer and a director of the Company), and Gentor Idaho, a wholly owned subsidiary of the Company, entered into that certain assignment agreement (the “Assignment Agreement”) whereby Bardswich LLC assigned all of its rights, title and interest in and to that certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres in Lemhi County, Idaho (the “Idaho Properties”) to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s Common Stock. The Company believes that the fair value of the 500,000 shares provided to Bardswich LLC as part of the Assignment Agreement is approximately $100,000.  The sale of the foregoing securities were exempted under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On July 31, 2007, the Company sold 1,000,000 Units (as defined herein) to Kondrat for aggregate consideration of $200,000. Each Unit (each a “Unit”) consists of one (1) share of the Common Stock of the Company and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provided that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of twenty five cent ($0.25) per share of Common Stock at any time within twenty four (24) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have been registered under the Securities Act and are “Restricted Securities”as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  Kondrat (who was then a shareholder of the Company)  made an informed investment decision based upon negotiation with the Company and had access to material information regarding the Company.  The Company believes that Kondrat had the knowledge and experience in financial matters such that the Kondrat was capable of evaluating the merits and risks of acquisition of the Units.  All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.  On  November 20, 2007, Kondrat exercised his right to purchase 1,000,000 shares of Common Stock of the Company for aggregate consideration of $250,000.

On December 17, 2007, the Company sold an aggregate of 2,500,000 shares (the “Purchase Shares”) of its Common Stock to the various  non-US purchasers (each a “Purchaser” and collectively, the “Purchasers”).  Neither the Purchase Shares nor the sale thereof have been registered under the Securities Act and are “Restricted Securities”as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Purchase Shares so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act. The Company believes that each Purchaser has the knowledge and experience in financial matters such that each Purchaser is capable of evaluating the merits and risks of acquisition of the Purchase Shares.  All certificates representing the Common Stock of the Purchase Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

Item 6.   Exhibits.

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

Date: May 15, 2008

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

Date: May 15, 2008

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, principal financial officer