Form 10-Q
period 2008-06-30
Gentor Resources, Inc.
filed 2008-08-14
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

(a) Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Current
Cash & cash equivalents	$11,710	$1,712,947
Prepaid and deposits (note 4)	65,856	11,814
	77,566	1,724,761

Mineral properties (note 5)	169,000	169,000
Capital assets (note 6)	387,714	187,507

Total assets	$634,280	$2,081,268

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,091,480	$211,384
Due to related parties (note 7)	548,331	108,331
Note payable (note 8)	203,375	-
Total Current Liabilities	1,843,186	319,715

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Authorized 37,500,000 Common shares, $0.0001 par value 12,500,000 Preferred shares, $0.0001 par value
Issued and outstanding
22,500,000 Common shares (December 31, 2007 - 22,500,000)(note 9)	2,250	2,250
Paid-in capital	3,972,750	3,972,750
Deficit accumulated during exploration stage	(5,183,906)	(2,213,447)
Shareholders’ (deficiency) equity	(1,208,906)	1,761,553
Total Liabilities and shareholder’s equity	$634,280	$2,081,268

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(b) Consolidated Statements of Operations and Deficit

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	Three month period ended June 30,		Six month period ended June 30,		Cumulative from inception on March 24, 2005 to June 30, 2008
	2008	2007	2008	2007
Expenses
Field Campus - House	$54,023	$-	$269,565	$-	$331,271
Surveying	7,037		13,782		48,915
Geochemistry	43,259		122,241		142,813
Geology	146,759	63,665	213,217	65,485	475,870
Drilling	264,382		1,875,530		2,789,577
Environmental testing	16,021		18,342		18,342
Mineral properties	-	10,000	100,000	10,000	363,045
Consulting fees - related parties	-	-	-	-	12,400
Consulting fees - other	800	1,200	1,150	1,200	6,759
Management fees	-	-	-	-	2,000
Professional fees	37,570	48,244	78,865	64,816	537,364
General and administrative expenses	93,233	1,164	229,255	3,783	401,098
Amortization	25,605	692	49,496	692	55,834
	(688,689)	(124,965)	(2,971,443)	(145,976)	(5,185,288)
Interest Income	399	-	984	-	1,382
Net Loss	$(688,290)	$(124,965)	$(2,970,459)	$(145,976)	$(5,183,906)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.13)	$(0.01)	-
Weighted average number of shares	22,500,000	17,500,000	22,500,000	17,500,000	-

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(c) Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the six month period ended June 30, 2008	For the six month period ended June 30, 2007	Cumulative from inception on March 24, 2005 to June 30, 2008

CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(2,970,459)	$(145,976)	$(5,183,906)
Amortization	49,496	692	55,834
Shares issued for mineral properties	-	-	100,000
Accrued interest included in the note payable	3,375	-	3,375
Change in non cash working capital balance
Accounts payable	880,096	(25,732)	1,091,480
Prepaid and deposits	(44,042)	(25,000)	(55,856)
	(2,081,534)	(196,016)	(3,989,073)

Financing activities:
Common shares issued	-	-	3,875,000
Due to Canco Holding	200,000	-	200,000
Due to related Parties/Advances	440,000	(56,627)	548,331
	640,000	(56,627)	4,623,331
Investing activities:
Purchase of capital assets	(249,703)	(5,540)	(443,548)
Mineral properties	-	-	(169,000)
Purchase of a certificate of deposit	(10,000)	-	(10,000)
	(259,703)	(5,540)	(622,548)
Net increase (decrease) in cash & cash equivalents	(1,701,237)	(258,183)	11,710
Cash and cash equivalents, beginning of the period	1,712,947	835,131	-
Cash and cash equivalents, end of the period	$11,710	$576,948	$11,710

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(d) Consolidated Statements of Shareholders’ Equity

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Month Period Ended March 31, 2008

(Stated in US dollars)

(unaudited)

	Common Shares		Preferred Shares		Paid-in-capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	-	-	$48,750	$ -	$50,000
Net loss for the year	-	-	-	-	-	97,637	97,637
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per shares	5,000,000	500	-	-	999,500	-	1,000,0000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance as of December 31, 2006	17,500,000	1,750	-	-	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	50	-	-	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	-	-	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	-	-	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	-	-	2,499,750	-	2,500,000
Financing costs of shares issued on December 17, 2007	-	-	-	-	(125,000)	-	(125,000)
Net loss for the year	-		-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	-	-	3,972,750	(2,213,447)	1,761,553
Net loss for the period	-	-	-	-	-	(2,970,459)	(2,970,459)
Balance at June 30, 2008	22,500,000	$2,250	-	-	$3,972,750	$(5,183,906)	$(1,208,906)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(e) Notes to Consolidated Financial Statements

GENTOR RESOURCES, INC.

(An Exploration State Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2008

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2008, the Company has a loss from operations of $2,970,459 and accumulated deficit of $5,183,906 which raises substantial doubt on the Company’s ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of the Company for the six month periods ended June 30, 2008 and 2007 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated amortization. Amortization is recorded as follows:

Vehicle

-

Straight line over two years

Mining equipment

-

Straight line over four years

Building

-

Straight line over five years

3.

RECENT ACCOUNTING PRONOUCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement will be effective 60 days following the SEC's approval of the PCAOB amendment to AU section 411 the meaning of Present Fairly in Conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial conditions or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivatives Instruments and Hedging Activities, an amendment to Statement No. 133.” This statement changes the disclosure requirements for derivatives and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivatives instruments, (b) how derivatives instruments and related hedges items are accounted for under Statement 133 and its related interpretations, and (c) how derivatives instruments and related hedges items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial conditions or its results of operations.

4.

PREPAID AND DEPOSITS

Prepaid and deposits account includes a $10,000 certificate of deposit issued on March 11, 2008 and  assigned to the United States Bureau of Land Management as a reclamation bond for the installation of a bridge crossing the Patterson creek in the Company's Idaho project. This certificate of deposit bears an interest rate of 3.3% per annum and will mature on March 11, 2009.

5.

MINERAL PROPERTIES

United States

Idaho Project

On July 3, 2007, the Company acquired through its wholly-owned subsidiary, a fee simple title for a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 78 acre-feet of water rights. In addition, through a staking program, the Company also acquired 114 lode claims and 5 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $14,875 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company's common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash is due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim owner's rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

Montana Project

The Company holds option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims (the “Mining Claims”), located in the Jefferson County, State of Montana. Under the mining exploration and option agreement signed on April 29, 2005 (and as amended and restated March 30, 2006), the Company holds the exclusive option to purchase the Mining Claims for a total cash consideration of One million United States dollars ($1,000,000) (the “purchase price”) subject to a 2% net smelter return royalty. A payment of $7,500 was made upon execution of the agreement on April 29, 2005, an additional payment of $7,500 was made on the first anniversary date of signing and a payment of $10,000 was made on the second anniversary date.  In May 2008, the Company notified the Mining Claim owner and terminated the April 29, 2005 (and as amended and restated March 30, 2006) mining exploration and option agreement as exploration results did not warrant continued exploration of these Mining Claims. Although no further exploration will be conducted on these Mining Claims, the Company will still be responsible for Russian Knapweed control over these Mining Claims for the next three years. A reclamation bond of $3,540 was paid in June of 2006 to the Montana Department of Environmental Quality to secure the Company's reclamation obligations arising from its exploration activities on the Montana Project.

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

6.

CAPITAL  ASSETS

June 30, 2008
	Cost	Accumulated Amortization	Net Book Value (unaudited)
Vehicle	$37,790	$14,212	$23,578
Mining Equipment	47,517	6,849	40,668
Building	358,241	34,773	323,468
	$443,548	$55,834	$387,714

December 31, 2007
	Cost and additions during the period	Accumulated Amortization	Net Book Value (audited)
Vehicle	$27,040	$4,765	$22,275
Mining Equipment	17,667	1,573	16,094
Building Under Construction	149,138	-	149,138
	$193,845	$6,338	$187,507

7.

RELATED PARTY TRANSACTIONS

As at June 30, 2008 an amount of $433,331 in the aggregate (December 31, 2007 - $108,331) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company. As well $115,000 was advanced by a Director and officer of the Company. These advances are unsecured, non-interest bearing and re- payable upon demand.

During the six month period ended June 30, 2008, an amount of $70,000 in the aggregate (June 30, 2007 - $14,750 paid to three directors), was paid to one director of the Company for services rendered to the Company during the period. This amount is included in the Company's interim consolidated statements of operations and deficits under geology and drilling expenses.

8.

NOTE PAYABLE

On April 14, 2008, the Corporation entered into a promissory note (the “Note”) payable in the amount of $200,000. The Note bears simple interest at a rate of 8% per annum and is due on demand and unsecured.

9.

SHARE CAPITAL

The authorized share capital of the Company consists of 12,500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at June 30, 2008, the Company had outstanding 22,500,000 (December 31, 2007 - 22,500,000) common shares and no preferred shares.

10.

INCOME TAXES

For income tax purposes the Company had approximately $3,000,000 of net operating losses for the six month period ended June 30, 2008, which can be used to offset future taxable income. During year ended December 31, 2007, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is approximately $5,200,000 at June 30, 2008. No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is not more likely than not to be realized through known future revenue sources.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management’s review of the factors that affected our financial performance for the three months ended June 30, 2008 and 2007. This discussion is intended to further the reader’s understanding of the interim consolidated financial condition and results of operations of our company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, for the year ended December 31, 2007 (the “2007 Annual Report”).  These historical financial statements may not be indicative of our future performance.

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

Since our inception, we have acquired rights to mineral properties in (i) the state of Montana (the “Montana Project”), (ii) the state of Idaho (the “Idaho Project”) and (iii) the Nunavut Territory, which is located in the eastern Canadian Arctic (the “Nunavut Project”). As of the date of this Report, we have terminated our rights to explore the Montana Project, but we still maintain our rights to explore the Idaho Project and the Nunavut Project. The  Idaho Project and the Nunavut Project are collectively referred to herein as the “Projects” and/or the “Mineral Properties.”

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

We have engaged the consulting services of Wardrop Engineering, Inc. of Toronto, Canada (“Wardrop”) to review the available data on the IMA Mine and to recommend an exploration program. Based on the Wardrop recommendation, in July of 2007 we commenced a two (2) phase exploration program of the IMA Mine to assess whether any Commercially Viable tungsten or molybdenum bearing mineral deposits are present.  Phase 1 of our exploration program generally consisted of surface exploration drilling and Phase 2 of our exploration program generally consisted of the same. We have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the IMA Mine as soon as we can obtain the additional financing necessary to enable us to continue such exploration; however, there is no assurance that we will be able to obtain the necessary financing and/or commence Phase 3 of exploration program. Moreover, we may, prior to the commencement (if at all) and/or completion of Phase 3 of our exploration program, determine that Commercially Viable tungsten or molybdenum deposits do not exist within the IMA Mine, in which event we anticipate that we will terminate our proposed Phase 3 exploration program.  Even if we commence and complete Phase 3 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination.

The Montana Project

The Montana Project was a gold project located in southwest Montana .  On April 29, 2005, the Company entered into a Mining Exploration and Option Agreement (the “Montana Option Agreement”) with Hartmut W. and Inga M. Baitis (the “Montana Claim Owner”) which related to six (6) unpatented mining claims, Gold #1 through Gold #6 (collectively, the “Montana Claims”) owned by the Montana Claim Owner within the Montana Project. The Montana Option Agreement granted us the exclusive right to enter the Montana Property for the purpose of exploring and developing  the Montana Claims, as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind.

Pursuant to the recommendations from Roscoe Postle Associates, Inc. (“RPA”), a qualified mining consultant, we decided to undertake a two (2) phase exploration program of the Montana Project to assess whether the Montana Claims possess any Commercially Viable gold-bearing mineral deposits.  We completed Phase 1 of exploration program, but the data, results and analysis derived from our Phase 1 exploration program of the Montana Project were not encouraging and  did not warrant continued exploration of the Montana Claims.  Accordingly, on or about May 15, 2008, the Company notified the Montana Claim Owner and terminated all of our right in and to the Montana Project.

Even though we have no further exploration rights in and to the Montana Project, will are still responsible for Russian Knapweed control over the Montana Project for the next 3 years.  In June of 2006, we paid a $3,540 cash bond (the “Montana Reclamation Bond”) to the Montana Department of Environmental Quality to secure our reclamation obligations stemming from our exploration activities on the Montana Project. As such, we believe that the Montana Reclamation Bond will remain in place for at least the next three (3) years. However, it is possible that the United States Forest Service and the Montana Department of Environmental Quality might jointly authorize a partial release of the Montan Reclamation Bond before the foregoing three (3) period has expired if the foregoing regulatory agencies determine that the Russian Knapweed concern has subsided.

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

Other than the property inspection trips that were completed by either Inco and/or the Company, no work as of yet has been performed on the Nunavut Optioned Properties.  If and to the extent that the Company has adequate working capital and/or available financing to explore the Nunavut Optioned Properties, the Company intends to commence an exploration program on the Nunavut Optioned Properties, the first step of which would be to conduct geophysical and geochemical surveys and possibly conduct a core drilling program.

Results of Operations

Since our inception on March 25, 2005, we have been classified as an “exploration stage company” (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three months ended June 30, 2008 was $688,290 as compared to a net loss of $124,965 for the three months ended June 30, 2007.  The increase of $501,653 is attributable primarily to the costs incurred in connection with our drilling program at the Idaho Project.

During the three months ended June 30, 2008, we spent approximately $458,580 in connection with the exploration and evaluation of the Idaho Project.  Such expenditures are consistent with our current intention to concentrate our available resources towards the exploration of the Idaho Project, which we believe, is our most promising project as of the date of the Report.

We also incurred corporate and administrative costs of $131,603 for the three  months ended June 30, 2008 compared with $50,608 for the three months ended June 30, 2007, which is consistent with our increased activity levels. These costs include consulting compensation expenses, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of all of our Mineral Properties and there is no assurance that we will be able to obtain the necessary financing.

Our cash balance at June 30, 2008 was $11,710 compared to $1,712,947 as at December 31, 2007.  Total assets at June 30, 2008 were $634,280 compared to $2,081,268 as at December 31, 2007. The change in these balances reflects the cash used to fund the drilling program at the Idaho Project.

Current liabilities at June 30, 2008 were $1,843,186 compared to $319,715 as at December 31, 2007.  This increase in current liabilities is the result of increased exploration activities and indicates that we believe that we will need to obtain additional financing in order to continue our exploration program.

As of the date of this Report, we intend to concentrate our available resources towards the exploration of the Idaho Project.  In late July of 2007, we commenced Phase a two (2) phase drilling program recommended by Wardrop, the Company’s consultant, in order to test for the potential of a large scale molybdenum deposit being present under the IMA Mine.  Phase 1 of our drilling program consisted of drilling five (5) core holes from surface totaling 7,200 feet in order to substantiate prior work and to test continuity along a 1,000 foot strike length. Due to frequent breakdowns of the contractor's  equipment, our Phase 1 drilling program fell behind schedule.  However, despite the delays during the Phase 1 drilling program, an inspection of the drill core from the first hole revealed visible molybdenum sulphide, and based on the foregoing preliminary finding, we decided to engage the services of a second drill contractor to commence Phase 2 of the drill program. Phase 2 of our drilling program consisted of drilling an additional five (5) core holes from the surface and cost approximately $2,500,000 to complete.  As of the date of this Report, we have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the Idaho Project when and if we can obtain the additional financing necessary to enable us to continue such exploration.  We believe that it will cost approximately $3,000,000 to complete our Phase 3 exploration program; however, there is no assurance that we will be able to obtain the necessary financing and/or commence Phase 3 of exploration program.

Furthermore, we anticipate that the Company will also require additional capital to continue payment of ongoing general, administrative and operations costs associated with supporting its planned operations, the amounts of which are presently unknown. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Idaho Project.  There is no assurance that we will be able to obtain the necessary financing for the Idaho Project on customary terms, or at all.

Going Concern

We believe that we will require a minimum of approximately $300,000 to meet our capital requirements of the next twelve months for the following estimated expenses: (i) $215,000 to maintain our rights to the Idaho Project and the Nunavut Project and (ii) $85,000 for general and administrative expenses, which includes legal fees and audit fees.  Since our cash balance at June 30, 2008 was $11,710, we currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.

In addition to our minimum capital requirements for the next twelve months, we also believe that we will also require (i) approximately $3,000,000 to commence and complete the Phase 3 exploration program of the Idaho Project and (ii) approximately $1,000,000 to discharge and/or reduce our accounts payable and accrued liabilities.

 Our ability to continue as a going concern is dependent on our ability to raise additional capital. We are currently seeking equity and/or debt financing to provide the requisite capital to meet our minimum capital requirements. We currently do not have any financing arrangements in place and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. If financing in the short term is not available to us on satisfactory terms, we may be forced to cease our operations and this result would have material adverse effect on our business, results of operations and financial condition, and could ultimately cause our business to fail.  If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors have included an explanatory paragraph in the notes to the financial statements filed with this report concerning our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Changes in Accounting Policies

We did not change our accounting policies during the three months ended June 30, 2008.

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

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

On April 14, 2008, the Company borrowed US$200,000 (the “Note”) from a private non-institutional lender. The Note bears simple interest at the rate of 8% per annum, is due on demand and is unsecured.

During the second quarter of 2008, the Company determined that the data, results and analysis derived from the Phase 1 exploration program of the Montana Project were not encouraging and therefore did not warrant continued exploration of the Montana Project.  Accordingly, on or about May 15, 2008, the Company notified the owners of the Montana Project and terminated all of our right in and to the Montana Project. Even though we have no further exploration rights in and to the Montana Project, will are still responsible for Russian Knapweed control over the Montana Project for the next 3 years.  In June of 2006, we paid a $3,540 cash bond (the “Montana Reclamation Bond”) to the Montana Department of Environmental Quality to secure our reclamation obligations stemming from our exploration activities on the Montana Project. As such, we believe that the Montana Reclamation Bond will remain in place for at least the next three (3) years. However, it is possible that the United States Forest Service and the Montana Department of Environmental Quality might jointly authorize a partial release of the Montan Reclamation Bond before the foregoing three (3) period has expired if the foregoing regulatory agencies determine that the Russian Knapweed concern has subsided.

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

____________________

(1) Filed herewith.

(2) Filed as part of the Registration Statement on Form SB-2

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

Date: August 14, 2008

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

Date: August 14, 2008

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, principal financial officer