Form 10-Q
period 2008-09-30
Gentor Resources, Inc.
filed 2008-11-12
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

  [  ] YES [ X ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the date of this report, there were 22,500,000 shares of the registrant's $0.0001par value Common Stock outstanding.

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

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

(a) Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	September 30, 2008 (unaudited)	December 31, 2007 (audited)
Current
Cash & cash equivalents	$11,397	$1,712,947
Prepaid and deposits (note 4)	70,892	11,814
	82,289	1,724,761

Mineral properties (note 5)	169,000	169,000
Capital assets (note 6)	362,108	187,507

Total assets	$613,397	$2,081,268

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$937,735	$211,384
Due to related parties (note 7)	751,797	108,331
Note payable (note 8)	207,408	-
Total Current Liabilities	1,896,940	319,715

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Authorized 37,500,000 Common shares, $0.0001 par value 12,500,000 Preferred shares, $0.0001 par value
Issued and outstanding
22,500,000 Common shares (December 31, 2007 - 22,500,000)(note 9)	2,250	2,250
Paid-in capital	3,972,750	3,972,750
Deficit accumulated during exploration stage	(5,258,543)	(2,213,447)
Shareholders’ (deficiency) equity	(1,283,543)	1,761,553
Total Liabilities and shareholders’ equity	$613,397	$2,081,268

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(b) Consolidated Statements of Operations and Deficit

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		Cumulative from inception on March 24, 2005 to September 30, 2008
	2008	2007	2008	2007
Expenses
Field Campus - House	$15,407	$6,262	$284,972	$6,262	$346,678
Surveying	750	24,383	14,532	24,383	49,665
Geochemistry	-	5,267	122,241	5,267	142,813
Geology	26,939	97,304	240,156	162,789	502,809
Drilling	(69,709)	146,474	1,805,821	146,474	2,719,868
Environmental testing	6,793	-	25,135	-	25,135
Mineral properties	-	140,000	100,000	150,000	363,045
Consulting fees - related parties	-	-	-	-	12,400
Consulting fees - other	-	-	1,150	1,200	6,759
Management fees	-	-	-	-	2,000
Professional fees	15,624	62,029	94,489	126,845	552,988
General and administrative expenses	53,227	41,334	282,482	45,117	454,325
Amortization	25,606	1,162	75,102	1,854	81,440
	(74,637)	(524,215)	(3,046,080)	(670,191)	(5,259,925)
Interest Income	-		984	-	1,382
Net Loss	$(74,637)	$(524,215)	$(3,045,096)	$(670,191)	$(5,258,543)

Basic and diluted loss per common share	$(0.00)	$(0.03)	$(0.14)	$(0.04)
Weighted average number of shares	22,500,000	17,849,817	22,500,000	17,849,817

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(c) Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the nine month period ended September 30, 2008	For the nine month period ended September 30, 2007	Cumulative from inception on March 24, 2005 to September 30, 2008

CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(3,045,096)	$(670,191)	$(5,258,543)
Amortization	75,102	1,854	81,440
Shares issued for mineral properties	-	100,000	100,000
Accrued interest included in the note payable	7,408	-	7,408
Change in non cash working capital balance
Accounts payable	726,351	100,528	937,735
Prepaid and deposits	(49,078)	(20,607)	(60,892)
	(2,285,313)	(488,416)	(4,192,852)

Financing activities:
Common shares issued	-	200,000	3,875,000
Due to Canco Holding	200,000	-	200,000
Due to related parties/Advances	643,466	(44,262)	751,797
	843,466	155,738	4,826,797
Investing activities:
Purchase of capital assets	(249,703)	(13,037)	(443,548)
Mineral properties	-	(169,000)	(169,000)
Purchase of a certificate of deposit	(10,000)	-	(10,000)
	(259,703)	(182,037)	(622,548)
Net increase (decrease) in cash & cash equivalents	(1,701,550)	(514,715)	11,397
Cash and cash equivalents, beginning of the period	1,712,947	835,131
Cash and cash equivalents, end of the period	$11,397	$320,416	$11,397

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(d) Consolidated Statements of Shareholders’ Equity

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Month Period Ended September 30, 2008

(Stated in US dollars)

(unaudited)

	Common Shares		Preferred Shares		Paid-in-capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	-	-	$48,750	$ -	$50,000
Net loss for the year	-	-	-	-	-	97,637	97,637
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per shares	5,000,000	500	-	-	999,500	-	1,000,0000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance as of December 31, 2006	17,500,000	1,750	-	-	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	50	-	-	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	-	-	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	-	-	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	-	-	2,499,750	-	2,500,000
Financing costs of shares issued on December 17, 2007	-	-	-	-	(125,000)	-	(125,000)
Net loss for the year	-		-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	-	-	3,972,750	(2,213,447)	1,761,553
Net loss for the period	-	-	-	-	-	(3,045,096)	(3,045,096)
Balance at September 30, 2008	22,500,000	$2,250	-	-	$3,972,750	$(5,258,543)	$(1,283,543)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

(e) Notes to Consolidated Financial Statements

GENTOR RESOURCES, INC.

(An Exploration State Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2008

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2008, the Company has a loss from operations of $3,045,096 and accumulated deficit of $5,258,543 which raises substantial doubt on the Company's ability to continue as a going concern.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of the Company for the nine month periods ended September 30, 2008 and 2007 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated amortization. Amortization is recorded as follows:

Vehicle

-

Straight line over two years

Mining equipment

-

Straight line over four years

Building

-

Straight line over five years

3.

RECENT ACCOUNTING PRONOUCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement will be effective 60 days following the SEC's approval of the PCAOB amendment to AU section 411 "the meaning of Present Fairly in Conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial conditions or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivatives Instruments and Hedging Activities, an amendment to Statement No. 133”.  This statement changes the disclosure requirements for derivatives and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivatives instruments, (b) how derivatives instruments and related hedges items are accounted for under Statement 133 and its related interpretations, and (c) how derivatives instruments and related hedges items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial condition or its results of operations.

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

5.

MINERAL PROPERTIES

United States

Idaho Project

On July 3, 2007, the Company acquired through its wholly-owned subsidiary, a fee simple title for a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 78 acre-feet of water rights. In addition, through a staking program, the Company also acquired 114 lode claims and 5 placer claims on federal lands (the “Staked Claims”).  The Company is required to pay $14,875 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

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

Montana Project

The Company held option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims (the “Mining Claims”), located in the Jefferson County, State of Montana. Under the mining exploration and option agreement signed on April 29, 2005 (and as amended and restated March 30, 2006), the Company held the exclusive option to purchase the Mining Claims for a total cash consideration of One million United States dollars ($1,000,000) ("the purchase price") subject to a 2% Net smelter return royalty. A payment of $7,500 was made upon execution of the agreement on April 29, 2005, an additional payment of $7,500 was made on the first anniversary date of signing and a payment of $10,000 was made on the second anniversary date.  In May 2008, the Company notified the Mining Claim Owner and terminated the April 29, 2005 (and as amended and restated March 30, 2006) mining exploration and option agreement as exploration results did not warrant continued exploration of these Mining Claims. Although no further exploration will be conducted on these Mining Claims, the Company will still be responsible for Russian Knapweed control over these Mining Claims for the next three years. A reclamation bond of $3,540 was paid in June of 2006 to the Montana Department of Environmental Quality to secure the Company's reclamation obligations arising from its exploration activities on the Montana Project.

Canada

Nunavut Project

On September, 7, 2007, the Company entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CVRD Inco Limited (“Inco”) and Antoshkiw. Inco had previously signed an exploration option agreement (the “Antoshkiw Option Agreement”) with Antoshkiw on October 19, 2006 covering certain claims (the “Nunavut Optioned Properties”) located in the Nunavut Territory. The Nunavut Optioned Properties, which cover approximately 1,965 acres, are considered to be prospective exploration areas for both nickel and copper. With the execution of the Nunavut Assignment Agreement, the Company acquired all of Inco's rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the Nunavut Optioned Properties.  In consideration of the foregoing assignment of rights, the Company granted Inco the right of first refusal to process any mineral concentrate produced from the “Area of Interest,” which consists of approximately 85,000 acres in the Nunavut Optioned Properties. In order to maintain and exercise the Nunavut Option Right, the Company must make the following payments to Antoshkiw and undertake the following expenditures: (i) on or before the first anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $35,000 (this amount has already been paid by the Company) and spend at least CDN$100,000 in connection with the exploration and development of the Nunavut Optioned Properties (however, this requirement has been postponed by mutual agreement to the second anniversary date); (ii) on or before the second anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $50,000 and spend at least CDN$200,000 in connection with the exploration and development of the Nunavut Optioned Properties, and (iii) on or before the third anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $100,000 and spend at least CDN$400,000 in connection with the exploration and development of the Nunavut Optioned Properties. However, on October 21, 2008, the Company notified Antonshkiw of the Company’s abandonment of all rights and options included in the Antoshkiw Option Agreement and its intention to cease exploration of the Nunavut Project.

6.

CAPITAL  ASSETS

September 30, 2008
	Cost	Accumulated Amortization	Net Book Value (unaudited)
Vehicle	$37,790	$18,936	$18,854
Mining Equipment	47,517	9,819	37,698
Building	358,241	56,685	305,556
	$443,548	$81,440	$362,108

December 31, 2007
	Cost and additions during the period	Accumulated Amortization	Net Book Value (audited)
Vehicle	$27,040	$4,765	$22,275
Mining Equipment	17,667	1,573	16,094
Building Under Construction	149,138	-	149,138
	$193,845	$6,338	$187,507

7.

RELATED PARTY TRANSACTIONS

As at September 30, 2008 an amount of $583,332 in the aggregate (December 31, 2007 - $108,331) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company. As well $168,465 was advanced by a Director and officer of the Company. These advances are unsecured, non-interest bearing and re-payable upon demand.

During the nine month period ended September 30, 2008, an amount of $104,750 in the aggregate (September 30, 2007 - $69,012 paid to three directors), was paid to one director of the Company for services rendered to the Company during the period. This amount is included in the Company's interim consolidated statements of operations and deficits under geology and drilling expenses.

8.

NOTE PAYABLE

On April 14, 2008, the Corporation entered into a promissory note payable (the “Note”) in the amount of $200,000. The Note bears simple interest at a rate of 8% per annum and is due on demand and unsecured.

9.

SHARE CAPITAL

The authorized share capital of the Company consists of 12,500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at September 30, 2008, the Company had outstanding 22,500,000 (December 31, 2007 - 22,500,000) common shares and no preferred shares.

10.

INCOME TAXES

For income tax purposes the Company had approximately $3,045,000 of net operating losses for the nine month period ended September 30, 2008, which can be used to offset future taxable income. During year ended December 31, 2007, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The accumulated net operating loss carryforward is approximately $5,259,000 at September 30, 2008. No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is not more likely than not to be realized through known future revenue sources.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management’s review of the factors that affected our financial performance for the three months ended September 30, 2008 and 2007. This discussion is intended to further the reader’s understanding of the interim consolidated financial condition and results of operations of our company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, for the year ended December 31, 2007 (the “2007 Annual Report”).  These historical financial statements may not be indicative of our future performance.

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

Mineral exploration is a research and development activity that does not produce a specific product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such, we aim to acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, molybdenum, nickel and copper.

Since our inception, we have acquired rights to mineral properties in (i) the state of Montana (the “Montana Project”), (ii) the state of Idaho (the “Idaho Project”) and (iii) the Nunavut Territory, which is located in the eastern Canadian Arctic (the “Nunavut Project”). As of the date of this Report, we have terminated our rights to explore the Montana Project and the Nunavut Project, but we still maintain our rights to explore the Idaho Project (sometimes referred to herein as the “Project” or the “Mineral Property”).

The Idaho Project is without known reserves and all of our exploration activities with respect to the Idaho Project are exploratory in nature. There is no assurance that a commercially viable mineral deposit exists at the Idaho Project and further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of the mining of the Idaho Project can be determined. Moreover, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists at the Idaho Project. We do not have sufficient financing to undertake full exploration of the Idaho Project at the present time and there is no assurance that we will be able to obtain the necessary financing.

We plan to continue exploration of the Idaho Project for so long as the results of the geological exploration that we complete indicate that further exploration of the Idaho Project is recommended and we are able to obtain the additional financing necessary to enable us to continue such exploration. All exploration activities at the Idaho Project are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on the Idaho Project. If our exploration activities result in an indication that the Idaho Project contains potentially commercial exploitable quantities of minerals, then we would attempt to complete feasibility studies on such property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of the Idaho Project  would be commercially feasible even if our initial exploration programs show evidence of significant mineralization.

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

The Idaho Option Agreement grants the Company (through Gentor Idaho, its wholly owned subsidiary) the exclusive right to enter the Optioned Properties (and thus the IMA Mine) for the purpose of exploring and developing  the Optioned Properties (and thus the IMA Mine), as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Idaho Option Agreement also grants the Company an option to purchase the Idaho Claim Owner’s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho Claim Owner to receive a three  percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead, and zinc recovered from the IMA Mine and a five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from the Optioned Properties.

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

We have engaged the consulting services of Wardrop Engineering, Inc. of Toronto, Canada (“Wardrop”) to review the available data on the IMA Mine and to recommend an exploration program. Based on the Wardrop recommendation, in July of 2007, we commenced a two (2) phase exploration program of the IMA Mine to assess whether any Commercially Viable tungsten or molybdenum bearing mineral deposits are present.  Phase 1 of our exploration program generally consisted of surface exploration drilling and Phase 2 of our exploration program generally consisted of the same. We have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the IMA Mine as soon as we can obtain the additional financing necessary to enable us to continue such exploration; however, there is no assurance that we will be able to obtain the necessary financing and/or commence Phase 3 of exploration program. Moreover, we may, prior to the commencement (if at all) and/or completion of Phase 3 of our exploration program, determine that Commercially Viable tungsten or molybdenum deposits do not exist within the IMA Mine, in which event we anticipate that we will terminate our proposed Phase 3 exploration program.  Even if we commence and complete Phase 3 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination.

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

Even though we have no further exploration rights in and to the Montana Project, we are still responsible for Russian Knapweed control over the Montana Project for the next 3 years.  In June of 2006, we paid a $3,540 cash bond (the “Montana Reclamation Bond”) to the Montana Department of Environmental Quality to secure our reclamation obligations stemming from our exploration activities on the Montana Project. As such, we believe that the Montana Reclamation Bond will remain in place for at least the next three (3) years. However, it is possible, and we anticipate that, the United States Forest Service and the Montana Department of Environmental Quality might jointly authorize a partial release of the Montana Reclamation Bond before the foregoing three (3) year period has expired if the foregoing regulatory agencies determine that the Russian Knapweed concern has subsided.

The Nunavut Project

The Nunavut Project was a nickel and copper project located in the Nunavut Territory.  During the third quarter of the fiscal year ending December 31, 2007, we entered into an informal grubstake arrangement (the “Grubstake Arrangement”) with a prospector named Joe Antoshkiw (“Antoshkiw”) whereby the Company advanced certain funds to Antoshkiw to stake claims (the “Grubstake Claims”) located on federal lands in the Nunavut Territory, which is located in the eastern Canadian Arctic. The Grubstake Claims cover nickel-copper showings which were discovered by Antoshkiw.  Also, on September, 7, 2007, we entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CVRD Inco Limited (“Inco”) and Antoshkiw.  Inco, the world’s number two producer of nickel, and a  miner and processer of  copper, gold, cobalt, and platinum group metals, had previously signed an exploration option agreement (the “Antoshkiw Option Agreement”) with Antoshkiw on October 19, 2006 covering those certain claims (the “Nunavut Claims”) located in the Nunavut Territory.  The Nunavut Claims, which covers approximately 1,965 acres, are considered to be prospective exploration areas for both nickel and copper.  With the execution of the Nunavut Assignment Agreement, we acquired all of Inco’s rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the Nunavut Claims (also referred to herein as the “Nunavut Optioned Properties”).  As such, we acquired the right (the “Nunavut Exploration and Mineral Right”) to enter upon the Nunavut Optioned Properties for the purpose of exploring and developing  the Nunavut Claims and (ii) the option (the “Nunavut Option Right”) to purchase the Nunavut Optioned Properties.  Also, as part of the Nunavut Assignment Agreement, we granted Inco the right of first refusal to process any mineral concentrate produced from the “Area of Interest,” which consists of approximately 85,000 acres in the Nunavut Territory and includes all of the Grubstake Claims. Other than the property inspection trips that were completed by either Inco and/or the Company, no work has been performed on the Nunavut Optioned Properties because the Company lacked adequate working capital to commence an exploration program on the Nunavut Optioned Properties.

In light of the Company’s limited financial resources, on October 21, 2008, the Company notified Antoshkiw of its intent to cease its exploration of the Nunavut Project and not exercise its option to continue to explore the same. Even though we have no further exploration rights in and to the Nunavut  Project, we intend to assist Antoshkiw in filing the necessary assessment work credits with the Canadian government in order to maintain the validity of the Nunavut Project mining claims, so that if the Company has the financial ability to resume exploration of the Nunavut Project in the future, if at all,  Antoshkiw will be motivated to negotiate with the Company to allow the Company to resume exploration of the Nunavut Project. The Company anticipates that it will cost approximately $3,000 to assist Antoshkiw in filing the assessment work on Antoshkiw’s Nunavut Project mining claims.

Results of Operations

Since our inception on March 24, 2005, we have been classified as an “exploration stage company” (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three months ended September 30, 2008 was $74,637 as compared to a net loss of $524,215 for the three months ended September 30, 2007.  The decrease of $449,578 is attributable primarily to the decrease in activity with respect to our drilling programs.

During the three months ended September 30, 2008, we spent approximately $49,889 in connection with the exploration and evaluation of the Idaho Project.  Such expenditures are consistent with our current intention to limit our available resources towards the exploration of the Idaho Project while we seek to obtain the additional financing necessary to enable us to continue such exploration.

We also incurred corporate and administrative costs of  $68,851 for the three  months ended September 30, 2008 compared with  $103,363 for the three months ended September 30, 2007, which is consistent with our decreased activity levels. These costs include consulting compensation expenses, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of all of our Mineral Properties and there is no assurance that we will be able to obtain the necessary financing.

Our cash balance at September 30, 2008 was  $11,397 compared to $1,712,947 as at December 31, 2007.  Total assets at September 30, 2008 were  $613,397 compared to $2,081,268 as at December 31, 2007. The change in these balances reflects the cash used to fund the drilling program at the Idaho Project.

Current liabilities at September 30, 2008 were  $1,896,940 compared to $319,715 as at December 31, 2007.  This increase in current liabilities is the result of our exploration activities and indicates that we believe that we will need to obtain additional financing in order to continue our exploration program.

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

Going Concern

We believe that we will require a minimum of approximately  $500,000 to meet our capital requirements of the next twelve months for the following estimated expenses: (i)  $100,000 to maintain our rights to the Idaho Project and the Nunavut Project and (ii)  $400,000 for general and administrative expenses, which includes legal fees and audit fees.  Since our cash balance at September 30, 2008 was  $11,397, we currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.

In addition to our minimum capital requirements for the next twelve months, we also believe that we will also require (i) approximately  $3,000,000 to commence and complete the Phase 3 exploration program of the Idaho Project and (ii) approximately $1,896,940 to discharge and/or reduce our current liabilities.

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

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

In light of the Company’s limited financial resources, on October 21, 2008, the Company notified Antoshkiw of its intent to cease its exploration of the Nunavut Project and not exercise its option to continue to explore the same. Even though we have no further exploration rights in and to the Nunavut  Project, we intend to assist Antoshkiw in filing the necessary assessment work credits with the Canadian government in order to maintain the validity of the Nunavut Project mining claims, so that if the Company has the financial ability to resume exploration of the Nunavut Project in the future, if at all,  Antoshkiw will be motivated to negotiate with the Company to allow the Company to resume exploration of the Nunavut Project. The Company anticipates that it will cost approximately $3,000 to assist Antoshkiw in filing the assessment work on Antoshkiw’s Nunavut Project mining claims.

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

Date: November 12, 2008

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

Date: November 12, 2008

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, principal financial officer