Form 10-K
period 2008-12-31
Gentor Resources, Inc.
filed 2009-03-31
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________.

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

(406) 287-3046

-----------------------

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [  ] NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filed [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES [   ]   NO [ X  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, was $13,451,240 (based upon the last reported sale price of $2.00 per Share of Common Stock as quoted on the OTC Bulletin Board on June 30, 2008).

As of the date hereof, there were 22,500,000 shares of the registrant's $0.0001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I.

Item 1.

Business.

Item 1A.

Risk Factors.

Item 1B.

Unresolved Staff Comments.

Item 2.

Properties.

Item 3.

Legal Proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

PART II.

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.

Selected Financial Data.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

Item 8.

Financial Statements and Supplementary Data.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.

Controls and Procedures.

Item 9B.

Other Information.

PART III.

Item 10.

Directors, Executive Officers, and Corporate Governance.

Item 11.

Executive Compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Item 14

Principal Accountant Fees and Services.

Item 15.

Exhibits, Financial Statements Schedules.

Cautionary Statement Regarding Forward-looking Statements

The information provided in this Form 10-K (the “Report”) may contain “forward looking” statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we “believe”, “anticipate”, “expect”, “intend to” or “plan to”, as well as, other similar expressions and/or statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors and/or risks could cause our actual results to differ materially from those expressed or implied by these statements, including, but not limited to:

•

risks related to our properties being in the exploration stage

•

risks related to our limited operating history

•

risks related to mineral exploration and development activities

•

risks related to our title and rights in and to our mineral properties

•

risks related our mineral operations being subject to government regulation

•

risks related to the competitive industry of mineral exploration

•

risks related to our ability to obtain additional capital to develop our resources, if any

•

risks related to the fluctuation of prices for precious and base metals

•

risks related the possible dilution of our common stock from additional financing activities

•

risks related to our subsidiary activities

•

risks related to our shares of common stock

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

PART I.

Item 1.

Business.

In this report, references to “we,” “us,” “our” and/or the “Company” refer to Gentor Resources, Inc., a Florida corporation.

Background

We are a Florida corporation formed under the name of Gentor Resources, Inc. on March 24, 2005. We have one (1) wholly owned subsidiary, Gentor Idaho, Inc., an Idaho corporation (“Gentor Idaho”), which was formed on June 28, 2007.

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

Since our inception, we have acquired rights to mineral properties in (i) the state of Montana (the “Montana Project”), (ii) the state of Idaho (the “Idaho Project”) and (iii) the Nunavut Territory, which is located in the eastern Canadian Arctic (the “Nunavut Project”). As of the date of this Report, we have terminated our rights to explore the Montana Project and the Nunavut Project, but we still maintain our rights to explore the Idaho Project, which is a molybdenum-tungsten project located in east-central Idaho. Please see the information under the heading “Item 2. Properties” of this Report for a detailed description of the Idaho Project.

Molybdenum is a refractory metal with very unique properties. Molybdenum, when added to plain carbon and low alloy steels, increases strength, corrosion resistance and high temperature properties of the alloy. The major applications of molybdenum containing plain and low alloy steels are automotive body panels, construction steel and oil and gas pipelines. When added to stainless steels, molybdenum imparts specialized corrosion resistance in severe corrosive environments while improving strength. The major applications of stainless steels are in industrial chemical process plants, desalinization plants, nuclear reactor cooling systems and environmental pollution abatement. When added to super alloy steels, molybdenum dramatically improves high temperature strength, creep resistance and resistance to oxidation in such applications as advanced aerospace engine critical components. The effects of molybdenum additions to steels are not readily duplicated by other elements and as such are not significantly impacted by substitution of other materials; as such, Molybdenum has few substitutes. Other uses for Molybdenum include fuel desulfurization catalysts, lubricants and alloy element in gas turbine engine components.

Registered Offering on Form SB-2

On November 13, 2006 (the “Effective Date”), the SEC declared our registration statement on Form SB-2 (the “Registration Statement”) effective and assigned  file number 333-130386 to the Registration Statement.

On November 14, 2006, we commenced an offering (the “Offering”) of up to 5,000,000 shares (after giving effect to the March 2007 Split, as such “March 2007 Stock Split” is defined below) of our common stock, at a price per share of $0.20 (after giving effect to the March 2007 Split) of our common stock, for an aggregate Offering price of $1,000,000.

On November 16, 2006, the Company sold all 5,000,000 shares (after giving effect to the March 2007 Split) of our common stock and we received aggregate Offering proceeds of $1,000,000. All of the net Offering proceeds have been used in accordance with the disclosures set forth in (i) our Form 10Q-SB for the quarterly period ending September 30, 2006 which was filed with the SEC on December 29, 2006, (ii) our Form 10K-SB for the year ending December 31, 2006 which was filed with the SEC on April 17, 2007, (iii) our Form 10Q-SB for the quarterly period ending March 31, 2007 which was filed with the SEC on May 15, 2007, and (iv) our Form 10Q-SB for the quarterly period ending June 30, 2007 which was filed with the SEC on August 14, 2007.

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

Our Business

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

The Idaho Project, the Company’s only current mineral property, is without known reserves and all of our exploration activities with respect to the Idaho Project to date have been exploratory in nature. There is no assurance that a commercially viable mineral deposit exists at the Idaho Project and further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of the mining of the Idaho Project can be determined. Moreover, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists at the Idaho Project. We do not have sufficient financing to undertake the continued exploration of the Idaho Project at the present time and there is no assurance that we will be able to obtain the necessary financing. As such, we intend to raise additional capital and/or seek a joint venture partner to finance the further exploration of the Idaho Project.

If we are able to raise additional capital and/or attract and secure a joint venture partner who can provide the additional financing necessary to enable us to continue our exploration activities, we plan to continue exploration of the Idaho Project for so long as the results of the geological exploration that we complete indicate that further exploration of the Idaho Project is recommended. All exploration activities at the Idaho Project which have been completed to date are preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive infill drilling programs, will be necessary before we are able to complete any feasibility studies on the Idaho Project. If our exploration activities result in an indication that the Idaho Project contains potentially commercial exploitable quantities of minerals, then we would attempt to complete feasibility studies on such property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of the Idaho Project  would be commercially feasible even if our initial exploration programs show evidence of significant mineralization.

If we determine not to proceed with further exploration of the Idaho Project due to results from geological exploration that indicate that further exploration is not recommended, then we will attempt to acquire additional interests in new mineral resource properties. There is no assurance that we will be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property, to the extent that we have available resources to conduct such exploration. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

Competition

There is aggressive competition within the mineral exploration industry in connection with the discovery, acquisition and development of properties considered to have commercial potential.  As a young mineral exploration stage company with a limited operating history, we compete with other startup and established mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, our competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on the exploration of their mineral properties and on the development of their mineral properties. In addition, our competitors may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in our competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of the Idaho Project and/or other mineral properties which we may otherwise acquire.

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

In addition to the fact that there is aggressive competition within the mineral exploration industry, the mining industry, in general, is a speculative venture involving substantial risk that relies on numerous untested assumptions and variables.  Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be  profitably mined.  We are unable to provide any assurance that a ready market will exist for the sale of any mineralization which might otherwise be discovered and/or extracted from the Idaho Project and/or any other mineral properties which we might otherwise acquire. Furthermore, similar to other mineral exploration companies, including our competitors, we are also subject to many unforseen risks and expenses incident to exploring and developing mineral properties such as delays in governmental or environmental permitting, changes in the legislation governing the mining industry that might alter our ability to conduct our operations as planned, the availability of reasonably priced insurance products, unexpected construction costs necessary to create and maintain a production facility, and normal fluctuations in the general markets for the minerals and/or metals to be produced.  These risks and expenses, while beyond our control, can materially adversely affect our business and cause our business to fail. Moreover, the search for valuable minerals involves numerous hazards and risks, such as cave-ins, environmental pollution liability, and personal injuries.  We currently have no insurance against the risks of mineral exploration, and we do not expect to obtain any such insurance in the foreseeable future, other than the liability insurance which we might otherwise be contractually required to maintain. If we were to incur such a hazard or risk, the costs of overcoming same may exceed our ability to do so, in which event we could be required to liquidate all our assets and cease our business operations.

Government Regulations

General:

Any and all operations at Idaho Project will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders relating to us and/or the Idaho Project with respect to the foregoing laws and regulations. If we escalate our exploration activities at the Idaho Project, it is reasonable to expect that compliance with various regulations will increase our costs. Such compliance may include feasibility studies on the impact of our proposed operations to land, water and biological resources, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on the Idaho Project. We are not presently aware of any specific material environmental constraints affecting our Idaho Project that would preclude the economic development or operation of the Idaho Project.

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

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at the Idaho Project may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”) also imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to the Idaho Project or their respective surrounding areas.

Idaho Laws:

Mining in the State of Idaho is subject to federal, state and local law. Three types of laws are of particular importance to the Idaho Project are those affecting land ownership and mining rights, those regulating mining operations, and those dealing with environmental protection.  Mineral exploration activities are not regulated by the State of Idaho. As such, we may conduct exploration activities on private properties without approval by any state government agency. However, activities that may impact streams or stream beds or banks are regulated by the Idaho Department of Environmental Quality.  Therefore, in order to expand our exploration activities at the Idaho Project onto Federal land or across Patterson creek, we will be required to secure permits for bridging Patterson creek, maintain approval to work on such Federal Lands from the USBLM, and secure and/or maintain any other authorizations required to conduct our exploration program.

Anticipated Costs and Effects of Compliance With Government Regulations

If we continue with our exploration activities at the Idaho Project, we anticipate that our primary near term cost of compliance with applicable environmental laws is likely to be less than $10,000.  These costs will be primarily the costs of reclamation of disturbances on Federal Lands administered by the U.S. Bureau of Land Management and/or the U.S. Forest Service, and the provision of bonds to ensure that the reclamation is done to the satisfaction of the foregoing governmental agencies.

As of the date of this Report, our exploration activities with respect to the Idaho Project have been confined to private lands occupied by us under a lease/option to purchase agreement, as more specifically described below in Part I, Item 2 of this Report in the section entitled “Properties.” Since out exploration activities have been confined to private lands, our operations do not require USBLM or USFS permits and are not governed by their regulations. In the event we expand our exploration activities, we have obtained approval to drill additional holes on USBLM land on both sides of Patterson creek, but we have not yet accessed those sites.  Access to these lands does require trespass on a USBLM administered public road.  Permission by the USBLM to use this road has already been received by us. Our use of this road could result in a much higher than normal level of traffic.  Higher levels of traffic could increase the potential for accidents, and could result in increased sediment being generated and possibly entering the adjacent Patterson Creek.  To preclude these possibilities, the USBLM has granted us permission to conduct routine maintenance on this road, consisting of improving sight distances, constructing a cross fall away from the creek and surfacing the road where possible with rock to minimize erosion and filter sediment.

Furthermore, in anticipation of future requirements for a water discharge permit, we have applied for a State of Idaho permit to discharge water to alluvium on land controlled by us. In order to obtain the foregoing permits, various levels of government approval are required, including but not limited to: The U.S. Environmental Protection Agency (the “EPA”), the U.S. Fish & Wildlife Service, the U.S. Army Corps of Engineers, the USBLM, the Idaho Department of Environmental Quality, and Lemhi County.  Our permit application has been circulated to these agencies for approval. The U.S. Army Corps of Engineers has indicated that their approval for the project is not required. The approvals from the other foregoing governmental agencies are pending. In order to meet the water quality standards established by the State of Idaho, a water treatment facility will have to be designed, constructed and operated in accordance with the instructions from the consulting engineers hired by us for these purposes

Intellectual Property

We have not filed for any protection of our trademark for Gentor Resources. We own the copyright of all of the contents of our website, www.gentorresources.com, which we are currently developing.

Employees

We currently have zero (0) full-time employees and zero (0) part time employees.  In addition, Lloyd J. Bardswich (a director and the president and treasurer of the Company), Kitt M. Dale (a director and the secretary of the Company) and Arnold T. Kondrat (a director and executive vice president of the Company) provide various engineering and management services on an as needed basis and are compensated for their respective services at standard industry rates.

Item 1A.

Risk Factors.

Since the Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

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

Nature and Extent of the Company’s Rights to the Idaho Project

Effective as of March 1, 2007, Bardswich LLC, an Idaho limited liability company (“Bardswich LLC”), an entity that is owned and controlled by Lloyd J. Bardswich, who is the president, treasurer, chief financial officer and a director of the Company, and IMA-1, LLC, a Montana limited liability company (the “Idaho Claim Owner”) entered into that certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims (the “IMA Mine”) located over approximately 376 acres of real property and four other parcels of approximately 216 acres in Lemhi County, Idaho (collectively, the “Optioned Properties”).  In accordance with the terms of the Idaho Option Agreement, concurrently with the execution of the Idaho Option Agreement, Bardswich LLC paid the Idaho Claim Owner $40,000 in cash as the first Advanced Minimum Royalty Payment (as such term is defined herein).

On  July 23, 2007, Bardswich LLC and Gentor Idaho entered into that certain assignment agreement (the “Assignment Agreement”) whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Idaho Option Agreement grants the Company (through Gentor Idaho) the exclusive right (the “Exploration and Mineral Right”) to enter the Optioned Properties (and thus the IMA Mine) for the purpose of exploring and developing  the Optioned Properties (and thus the IMA Mine), as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Idaho Option Agreement also grants the Company an option (the “Option Right”) to purchase the Idaho Claim Owner’s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000 (the “Purchase Price”), excluding therefrom the right of the Idaho Claim Owner to receive a three  percent (3%) royalty on net revenue generated form the sale of any molybdenum, copper, lead, and zinc recovered from the IMA Mine and a five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from the Optioned Properties (collectively, the “Net Smelter Return Royalties”). The duration of the Idaho Option Agreement is indefinite so long as the Company makes the necessary scheduled payments of advanced minimum royalty payments (each an “Advanced Minimum Royalty Payment”)  under the Idaho Option Agreement. Bardswich LLC made an initial payment of $40,000 in cash to the Idaho Claim Owner upon execution of the Idaho Option Agreement and the Company made an additional payment of $60,000 to the Idaho Claim Owner on the six month anniversary date of the signing of the original Option Agreement as well as another additional payment of $100,000 during the month of March 2008. According to the terms of the Idaho Option Agreement, additional payments of (i) $100,000 in cash is due on or before the second and third anniversary date of the Idaho Option Agreement and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each of March 1, May 1, July 1, and September1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  The initial foregoing $25,000 payment that was due on March 1, 2009 has been paid to the Idaho Claim Owner. To the extent that the Company makes any Advanced Minimum Royalty Payments, the Company is entitled to receive a corresponding credit against any required Net Smelter Returns Royalties that are otherwise required to be paid to the Idaho Claim Owner under the Idaho Option Agreement.  Moreover, the Company is also entitled to receive a credit equal to all Advanced Minimum Royalty Payments and payments of Net Smelter Return Royalties against the Purchase Price. In the event the Idaho Claim Owner notifies the Company that the Company has breached a term, condition or covenant of the Idaho Option Agreement (other than the payment of monies due and payable under the Idaho Option Agreement), then the Company has at least sixty (60) days (twenty (20) days for any monetary payment obligation) to cure any such breach.  If the Company cannot cure, or begin to cure, any such breach within the cure period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. The Company also has (i) the right to terminate the Idaho Option Agreement at any time and (ii) the right to assign all or any portion of the Idaho Option Agreement to any third party.

Also, on July 3, 2007, Gentor Idaho, acquired fee simple title to a 75 acre parcel of land (the “75 Acre Parcel”) located in Lemhi County, Idaho from Richard Bergeman and Victoria Bergeman for a purchase price of $169,000.  The 75 Acre Parcel also includes 72 miner’s inches of water rights. The 75 Acre Parcel is adjacent to the Optioned Properties.

At or around the same time that the Company, through Gentor Idaho, acquired the 75 Acre Parcel, through a staking program, the Company also acquired 114 lode claims and 5 placer claims on federal lands (“the Staked Claims”) located in Lemhi County, Idaho. The Company is required to pay $14,875 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

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

Work Completed by the Company at the IMA Mine

We rehabilitated an old building of approximately 3,000 square feet on the IMA Mine-site and are presently using it for storage of materials.

We engaged contractors to drill water wells, construct water and septic sewer systems and install electrical power to both the 75 Acre Parcel and one of the valley parcels of land.

We have completed construction of a 1,000 square foot office building and a 2,000 square foot shop for core logging and sawing.  We were able to occupy to the foregoing structure on or around March 1, 2008.

We have improved the access roads to the Zero level and the D level and have constructed drill sites and sumps.

Current State of Exploration and/or Development of the IMA Mine

As of the date of this Report, ten (10) holes have been completed.

Company’s Proposed Plan of Exploration and/or Development of the IMA Mine

The IMA Mine is without known reserves and our proposed exploration program is exploratory in nature.

As of the date of this Report, no exploration activities are being conducted at Idaho Project. We intend to raise additional capital and/or seek a joint venture partner to finance the further exploration of the potentially large molybdenum bearing intrusive located below the existing mine workings of the Idaho Project. However, there is no assurance that we will be able to raise any additional capital and/or find a joint venture partner who can provide the necessary capital and/or financing.  Moreover, we cannot provide any assurance that the exploration, development and/or extraction of tungsten or molybdenum would prove to be  “Commercially Viable”, that is, that the potential quantity of tungsten or molybdenum and their market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such tungsten or molybdenum deposits (if any), would justify a decision to do so.

We have previously engaged the consulting services of Wardrop Engineering, Inc. of Toronto, Canada (“Wardrop”) to review the available data on the IMA Mine and to recommend an exploration program. Based on the Wardrop recommendation, in July of 2007, we commenced a two (2) phase exploration program of the IMA Mine to assess whether any Commercially Viable tungsten or molybdenum bearing mineral deposits are present.  Phase 1 of our exploration program generally consisted of surface exploration drilling and Phase 2 of our exploration program generally consisted of the same. We have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the IMA Mine as soon as we can obtain the additional financing necessary to enable us to continue such exploration; however, there is no assurance that we will be able to obtain the necessary financing and/or commence Phase 3 of exploration program. Moreover, we may, prior to the commencement (if at all) and/or completion of Phase 3 of our exploration program, determine that Commercially Viable tungsten or molybdenum deposits do not exist within the IMA Mine, in which event we anticipate that we will terminate our proposed Phase 3 exploration program.  Even if we commence and complete Phase 3 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination.

Plant and Equipment

We have purchased two (2) diamond saws for core cutting, two (2) all-terrain-vehicles for off road transport, three (3) used travel trailers for temporary living space and a bulldozer for road maintenance and snow removal.

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

Item 3.

Legal Proceedings.

Except as set forth below, there are no pending or threatened legal proceedings to which we are a party or of which any of our property is the subject, or to our knowledge, any proceedings contemplated by governmental authorities.

(i)

During the first quarter of 2009, the Company received a letter from counsel to Joe Antoshkiw, the owner of the Nunavut Project.  The letter alleged a claim against the Company and CRVD Inco Limited in connection with that certain Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) and proposed a monetary settlement in the amount of $50,000 in return of a release of claims by Antoshkiw against the Company and CRVD Inco Limited. The Company believes the claim asserted by Antoshkiw against it is without merit and that the probability of exposure to loss in connection therewith is remote and has, therefore, not recognized any loss in the statement of operations.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Year	Quarter	High	Low
2007	Fourth Quarter (1)	$2.10	$0.50
2008	First Quarter	$3.05	$1.10
2008	Second Quarter	$2.20	$1.25
2008	Third Quarter	$1.75	$1.75
2008	Fourth Quarter	$1.75	$1.26
2009	First Quarter	$1.75	$1.25

(1) Our common stock began to be quoted on the OTCBB on October 9, 2007.

 Although our common stock is quoted on the OTCBB, there is a limited public market for our common stock and no assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. The OTCBB  is not a stock exchange and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on exchanges like NASDAQ or the New York Stock  Exchange.  Many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Holders

As of the date of this Report, there were approximately eighty five (85) holders of record of our common stock.

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

On  July 23, 2007, Bardswich, Idaho LLC, an Idaho limited liability company (“Bardswich LLC”), an entity that is owned and controlled by Lloyd J. Bardswich, who is the president, treasurer, chief financial officer  and a director of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into that certain assignment agreement (the “Assignment Agreement”) whereby Bardswich LLC assigned all of its rights, title and interest in and to that  certain Mineral Lease Agreement and Option to Purchase (the “Idaho Option Agreement”) which relates to twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres in Lemhi County, Idaho (the “Idaho Properties”) to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Company believes that the fair value of the 500,000 shares provided to Bardswich LLC as part of the Assignment Agreement is approximately $100,000.  The sale of the foregoing securities were exempted under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

Item 6.

Selected Financial Data.

Since the Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management’s review of the factors that affected our financial performance for the twelve month period ended December 31, 2008 and December 31, 2007. This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

Overview

As previously stated, we are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)), which means that we are engaged in the search for mineral deposits (reserves) which are not either in the development or production stage. Our corporate strategy is to create shareholder value by acquiring and developing highly prospective mineral properties in the United States and internationally.  As such, we aim to acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, molybdenum, nickel and copper.

Since our inception, we have acquired rights to the Montana Project, the Idaho Project and the Nunavut Project.  As of the date of this Report, we have terminated our rights to explore the Montana Project and the Nunavut Project, but we still maintain our rights to explore the Idaho Project, which is a molybdenum-tungsten project located in east-central Idaho.

Results of Operations

Since our inception on March 24, 2005, we have been classified as an “exploration stage company” (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the twelve months ended December 31, 2008 was $3,189,473 as compared to a net loss of $1,881,910 for the twelve months ended December 31, 2007. The foregoing increase of $1,307,563 is attributable primarily to the increases in activity with respect to our drilling programs as well as out field camp expenses in connection with the Idaho Project during the calendar year 2008.

During the twelve months ended December 31, 2008, we spent approximately $2,663,186 in connection with the exploration and evaluation of the Idaho Project, the Montana Project and the Nunavut Project, as compared with $1,524,553 for the prior twelve months ended December 31, 2007, which is consistent with our increased activity levels at the Idaho Project.

We also incurred corporate and administrative costs of $418,125 for the twelve months ended December 31, 2008 compared with $351,019 for the twelve months ended December 31, 2007, which is consistent with our increased exploration activity levels at the Idaho Project. These costs include consulting compensation expenses, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Depreciation costs for the twelve months ended December 31, 2008 was $110,176, compared to $6,338 of deprecation costs for the twelve months ended December 31, 2007. The increase of $103,838 of depreciation costs is due to the fact that capital assets were purchased at the very end of 2007 and approximately $250,000 of capital assets in the first half of 2008.  Therefore, a full year of depreciation was recorded for the assets purchased in 2007.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of all of the Idaho Project and there is no assurance that we will be able to obtain the necessary financing.

Our cash balance at December 31, 2008 was $8,502, compared to $1,712,947 as at December 31, 2007.  Total assets at December 31, 2008 were $717,624 compared to $2,081,268 as at December 31, 2007. The change in these balances reflects the cash used to fund the drilling program at the Idaho Project.

Current liabilities at December 31, 2008 were  $2,035,341 compared to $319,715 as at December 31, 2007.  This increase in current liabilities is the result of our exploration activities and indicates that we believe that we will need to obtain additional financing in order to continue our exploration program.

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

Going Concern

We believe that we will require a minimum of approximately $250,000 to meet our capital requirements of the next twelve months for the following estimated expenses: (i)  $100,000 to maintain our rights to the Idaho Project and (ii)  $150,000 for general and administrative expenses, which includes legal fees and audit fees.  Since our cash balance at December 31, 2008 was $8,502, we currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.

In addition to our minimum capital requirements for the next twelve months, we also believe that we will also require (i) approximately $3,000,000 to commence and complete the Phase 3 exploration program of the Idaho Project (of the foregoing amount, we intend to use approximately $2,700,000 for drilling expenses and $300,000 for geological studies expenses) and (ii) approximately $2,000,000 to discharge and/or reduce our current liabilities.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and/or find a joint venture partner. We are currently seeking equity and/or debt financing, and/or a joint venture partner, to provide the requisite capital to meet our minimum capital requirements. We currently do not have any financing arrangements in place and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. If financing in the short term is not available to us on satisfactory terms, we may be forced to cease our operations and this result would have material adverse effect on our business, results of operations and financial condition, and could ultimately cause our business to fail.  If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our recurring net losses and negative cash flows from operations, our independent auditors have included an explanatory paragraph in their audit report concerning these matters which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

Since the Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

GENTOR RESOURCES, INC.

Consolidated Financial Statements

December 31, 2008 and 2007

Contents

Page(s)
Consolidated Balance Sheets	22
Consolidated Statements of Operations	23
Consolidated Statements of Cash Flows	24
Consolidated Statements of Shareholders’ Equity (Deficiency)	25-26
Notes to the Consolidated Financial Statements	27-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of

Gentor Resources, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and shareholders’ equity (deficiency) for the year ended December 31, 2008, for the year ended December 31, 2007 and for the period from March 24, 2005 (date of inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008, the year ended December 31, 2007 and for the period from March 24, 2005 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario

March 31, 2009

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	December 31, 2008	December 31, 2007
Current
Cash and cash equivalents	$8,502	$1,712,947
Prepaid and deposits (note 4)	67,588	$11,814
	$76,090	$1,724,761

Mineral Properties (note 5)	169,000	$169,000
Capital Assets (note 6)	472,534	$187,507

Total Assets	$717,624	$2,081,268

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$992,229	$211,384
Due to related parties (note 7)	796,374	108,331
Note payable (note 8)	211,441	-
Loan payable - current portion (note 9)	35,297	-
	2,035,341	319,715

Long Term Liabilities
Loan payable - long term portion (note 9)	110,203	-

Total Current Liabilities	$2,145,544	$319,715

SHAREHOLDERS’ EQUITY
Authorized 37,500,000 Common Shares, $0.0001 par value 12,500,000 Preferred Shares, $0.0001 par value
Issued and outstanding 22,500,000 Common Shares (note 10)	2,250	2,250
Paid-in capital	3,972,750	3,972,750
Deficit accumulated during the exploration stage	(5,402,920)	(2,213,447)
Shareholder equity (deficiency)	(1,427,920)	1,761,553
Total Liabilities and Shareholder Equity	$717,624	$2,081,268

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US dollars)

	For the year ended December 31, 2008	For the year ended December 31, 2007	Cumulative from inception on March 24, 2005 to December 31, 2008
Expenses
Field camps expenses	$285,947	$61,706	$347,653
Surveying	14,532	35,133	49,665
Geochemistry	123,880	20,572	144,452
Geology	246,213	245,050	508,866
Drilling	1,864,730	914,047	2,778,777
Environmental testing	27,884	-	27,884
Mineral properties	100,000	248,045	363,045
Consulting fees-related parties	-	-	12,400
Consulting fees-others	1,150	1,200	6,759
Management fees	-	-	2,000
Professional fees	118,996	183,484	577,495
General and administrative expenses	297,979	166,335	469,822
Depreciation	110,176	6,338	116,514

	(3,191,487)	(1,881,910)	(5,405,332)
Other income	2,014	-	2,412
Net Loss	$(3,189,473)	$(1,881,910)	$(5,402,920)

Basic and diluted loss per common share (note 2(h))	$(0.14)	$(0.10)	-
Weighted average number of common shares (note 2(h))	22,500,000	18,347,945	-

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

	For the year ended December 31, 2008	For the year ended December 31, 2007	Cumulative from inception on March 24, 2005 to December 31, 2008
CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(3,189,473)	$(1,881,910)	$(5,402,920)
Depreciation	110,176	6,338	116,514
Shares issued for mineral properties	-	100,000	100,000
Accrued interest included in note payable	11,441	-	11,441

Change in non cash working capital balance
Accounts payable	780,845	151,343	992,229
Prepaid and deposits	(45,774)	(11,814)	(57,588)
	(2,332,785)	(1,636,043)	(4,240,324)

Financing activities:
Common shares issued	-	2,825,000	3,875,000
Note payable	200,000	-	200,000
Due to related parties/advances	688,043	51,704	796,374
	888,043	2,876,704	4,871,374

Investing Activities:
Purchase of capital assets	(249,703)	(193,845)	(443,548)
Mineral properties	-	(169,000)	(169,000)
Purchase of a certificate of deposit	(10,000)	-	(10,000)
	(259,703)	(362,845)	(622,548)
Net increase (decrease) in cash & cash equivalents	(1,704,445)	877,816	8,502
Cash and cash equivalents, beginning of the period	1,712,947	835,131	-
Cash and cash equivalents, end of the period	$8,502	$1,712,947	$8,502

 Non cash transaction (note 9)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the years ended December 31, 2008 and 2007

(Stated in US dollars)

	Common Shares		Preferred Shares		Paid-in-capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	-	-	$48,750	$-	$50,000
Net loss for the year	-	-	-	-	-	(97,637)	($97,637)
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per share	5,000,000	500	-	-	999,500	-	1,000,000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance at December 31, 2006	17,500,000	1,750	-	-	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	50	-	-	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	-	-	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	-	-	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	-	-	2,374,750	-	2,375,000
Net loss for the year	-	-	-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	-	-	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	-	-	(3,189,473)	(3,189,473)
Balance at December 31, 2008	22,500,000	$2,250	-	-	$3,972,750	$(5,402,920)	$(1,427,920)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2008, the Company has a loss from operations of $3,189,473 and accumulated deficit of $5,402,920 which raises substantial doubt on the Company’s ability to continue as a going concern.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

The Company’s continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, explore and develop the mining properties and the discovery, development and sale of ore reserves.

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

c)

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded as follows:

Vehicle

-

Straight line over two years

Mining equipment

 -

Straight line over four years

Building

-

Straight line over five years

In 2007, the building was under construction and no depreciation was taken until construction was completed in 2008.

d)

CASH AND CASH EQUIVALENTS

Cash and equivalents consist of bank balances, demand deposits and other short term, highly liquid investments with original maturities of three month or less.

The Company maintains cash in bank deposit accounts that at times, may exceed U.S. and Canadian federally insured limits.  The Company has not experienced any losses in such accounts, and we believe we are not exposed to any significant credit risks on cash equivalents.

e)

USE OF ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period.  Actual results could differ from management's best estimates as additional information becomes available in the future. Significant estimates and assumptions include those related to the recoverability of mineral properties and capital assets.

f)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  The fair value of its financial instruments approximates their carrying values, unless otherwise noted.

Fair Value Measures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” (“SFAS No. 157 ”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company's results of operations, financial position or cash flows.

FASB Staff Position No. FAS-157-2 provided for a deferred implementation relating to non-financial assets and non-financial liabilities to January 1, 2009. We elected to defer the requirements of SFAS 157 for our non-financial assets and non-financial liabilities, which would include goodwill and other intangible assets for purposes of impairment assessments.

Effective January 1, 2008, we implemented SFAS 157 for our financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the company's financial assets that are measured at fair value on a recurring basis at December 31, 2008:

		Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,502	$8,502
Certificate of deposit (note 4)	$10,000	$10,000

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

h)

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the reporting period. The weighted average common stock outstanding has been adjusted to reflect the stock split discussed in Note 10. Diluted loss per share includes the potential dilutive effect of outstanding warrants using the treasury stock methods.

3.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement became effective on November 16, 2008. The adoption of SFAS No. 162 does not have a material impact on the Company's financial conditions or results of operations.

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

4.

PREPAID AND DEPOSIT

Prepaid and deposits account includes a $10,000 certificate of deposit issued on March 11, 2008 and  assigned to the United States Bureau of Land Management as a reclamation bond for the installation of a bridge crossing the Patterson creek in the Company's Montana project. This certificate of deposit bears an interest rate of 3.3% per annum and will mature on March 11, 2009.  The certificate of deposit will automatically roll over to maintain the bond in good standing. See note 13 for subsequent event discussion.

5.

MINERAL PROPERTIES

United States

Idaho Project

On July 3, 2007, the Company acquired through its wholly-owned subsidiary, Gentor Idaho, a fee simple title for a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 miner’s inches of water rights. In addition, through a staking program, the Company also acquired 114 lode claims and 5 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $14,875 per annum ($125 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company's common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash is due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each of March 1, May 1, July 1, and September1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  The initial foregoing $25,000 payment that was due on March 1, 2009 has been paid to the Idaho Claim Owner. To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim owner's rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

Montana Project

The Company holds option agreements to acquire exclusive gold exploration, prospecting and development rights and privileges to six (6) unpatented mining claims (“the Mining Claims”), located in the Jefferson County, State of Montana. Under the mining exploration and option agreement signed on April 29, 2005 (and as amended and restated March 30, 2006), the Company holds the exclusive option to purchase the Mining Claims for a total cash consideration of $1,000,000 (“the purchase price”) subject to a 2% net smelter return royalty. A payment of $7,500 was made upon execution of the agreement on April 29, 2005, an additional payment of $7,500 was made on the first anniversary date of signing and a payment of $10,000 was made on the second anniversary date.  In May 2008, the Company notified the Mining Claim Owner and terminated the April 29, 2005 (and as amended and restated March 30, 2006) mining exploration and option agreement as exploration results did not warrant continued exploration of these Mining Claims. Although no further exploration will be conducted on these Mining Claims, the Company will still be responsible for Russian Knapweed control over these Mining Claims for the next three years. A reclamation bond of $3,540 was paid in June of 2006 to the Montana Department of Environmental Quality to secure the Company’s reclamation obligations arising from its exploration activities on the Montana Project.  The reclamation bond was returned to the Company on November 12, 2008.

Canada

Nunavut Project

On September, 7, 2007, the Company entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CVRD Inco Limited (“Inco”) and Antoshkiw. Inco, had previously signed an exploration option agreement (the “Antoshkiw Option Agreement”) with Antoshkiw on October 19, 2006 covering certain claims (the “Nunavut Optioned Properties”) located in the Nunavut Territory. The Nunavut Optioned Properties, which cover approximately 1,965 acres, are considered to be prospective exploration areas for both nickel and copper. With the execution of the Nunavut Assignment Agreement, the Company acquired all of Inco’s rights, title, interests and obligations under the Antoshkiw Option Agreement with respect to the Nunavut Optioned Properties.  In consideration of the foregoing assignment of rights, the Company granted Inco the right of first refusal to process any mineral concentrate produced from the “Area of Interest,” which consists of approximately 85,000 acres in the Nunavut Optioned Properties. In order to maintain and exercise the Nunavut Option Right, the Company must make the following payments to Antoshkiw and undertake the following expenditures: (i) on or before the first anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $35,000 (this amount has already been paid by the Company) and spend at least CDN$100,000 in connection with the exploration and development of the Nunavut Optioned Properties (however, this requirement has been postponed by mutual agreement to the second anniversary date); (ii) on or before the second anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $50,000 and spend at least CDN$200,000 in connection with the exploration and development of the Nunavut Optioned Properties, and (iii) on or before the third anniversary date of the Antoshkiw Option Agreement, the Company must pay to Antoshkiw CDN $100,000 and spend at least CDN$400,000 in connection with the exploration and development of the Nunavut Optioned Properties.

On October 21, 2008, the Company notified Antoshkiw that they would not be exercising their option to continue with the option rights under the agreement and were giving notice of abandonment of all Rights and Options granted to Gentor under the agreements.

6.

CAPITAL  ASSETS

December 31, 2008

	Costs and additions during the year	Accumulated Depreciation	Net Book Value
Vehicle	$37,790	$23,660	$14,130
Mining Equipment	193,017	22,257	170,760
Building	358,241	70,597	287,644
	$589,048	$116,514	$472,534

December 31, 2007

	Costs and additions during the year	Accumulated Depreciation	Net Book Value
Vehicle	$27,040	$4,765	$22,275
Mining Equipment	17,667	1,573	16,094
Building under construction	149,138	-	149,138
	$193,845	$6,338	$187,507

7.

RELATED PARTY TRANSACTIONS

As at December 31, 2008 an amount of $604,096 in the aggregate (December 31, 2007 - $108,331) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company who also serves as a director and an executive vice president of the Company. As well $192,278 (December 31, 2007 - $Nil) was advanced by a Director and officer of the Company. These advances are unsecured, non-interest bearing and re-payable upon demand.

During 2008, an amount of $109,500 in the aggregate (December 31, 2007 - $109,991 paid to three directors), was paid to one director of the Company for services rendered to the Company during the year. This amount is included in the Company's consolidated statements of operations and deficit under geology and drilling expenses.  Financing fees of $Nil (December 31, 2007 - $125,000) with respect to a private placement was paid to a corporation wholly-owned by a significant shareholder of the Company.

8.         NOTE PAYABLE

On April 14, 2008, the Company entered into a promissory note payable (the “Note”) in the amount of $200,000. The Note bears simple interest at a rate of 8% per annum and is unsecured and due on demand.

9.         LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principal and interest payments of $3,156.  The current portion, which is payable within 1 year, is $ 35,297.  As of December 31, 2008, the long term debt repayments for each of the years ending December 31 are as follows:

	2009	2010	2011	2012	Total
Loan Payment	$35,297	$36,006	$36,729	$37,468	$145,500

10.

SHARE CAPITAL

The authorized share capital of the Company consists of 12,500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at December 31, 2008, the Company had outstanding 22,500,000 (December 31, 2007 - 22,500,000) common shares and no preferred shares.

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

On December 15, 2006, the Company issued 5,000,000 shares of its common stock, $0.0001 par value, at a price of $0.20 per share pursuant to its registration statement on Form SB-2, declared effective by the Securities and Exchange Commission on November 13, 2006.

On incorporation on March 24, 2005, the Company issued 12,500,00 common shares.

11.

INCOME TAXES

The Company uses the liability method, where deferred tax assets are liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting purposes. During year ended December 31, 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is $5,535,547 at December 31, 2008, and will expire as follows:

2025	$ 97,637
2026	$ 223,603
2027	$ 1,874,027
2028	$ 3,340,280
$ 5,535,547

The significant components of future income taxes consists of the following:

As at December 31	2008	2007
Future Tax Assets
Loss carryforwards	$2,214,219	$878,107
Future Tax Liabilities
Capital assets	(52,716)	(335)
	2,161,503	877,772
Valuation allowance	(2,161,503)	(877,772)
	$-	$-

A reconciliation between income taxes provided at actual rates and at the federal rate of 34% is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Loss for the year	$3,189,473	$1,881,910
Recovery of income taxes based on federal rates	$1,084,421	$639,849
Recovery of income taxes based on state rates	$191,368	$112,915
Other	7,942	(3,488)
Change in valuation allowance	(1,283,731)	(749,276)
	$-	$-

12.

CONTINGENT LIABILITY

FAS No. 5, “Accounting for Contingencies” requires loss contingencies to be accrued and expressed if they are probable and can be reasonably estimated.

During the first quarter of 2009, the Company received a letter from counsel to Joe Antoshkiw, the owner of the Nunavut Project.  The letter alleged a claim against the Company and CRVD Inco Limited in connection with that certain Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) and proposed a monetary settlement in the amount of $50,000 in return of a release of claims by Antoshkiw against the Company and CRVD Inco Limited. The Company believes the claim asserted by Antoshkiw against it is without merit and that the probability of exposure to loss in connection therewith is remote (not probable) and has, therefore, not recognized any loss in the statement of operations.

13.

SUBSEQUENT EVENTS

On March 11, 2009 the certificate of deposit described in Note 4 matured.  An amount of $10,331 was rolled into another certificate of deposit, which expires on March 11, 2010 at an interest rate of 1.75%.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

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

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, which is the same person, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer and our principal financial officer have concluded that there is a material weakness in our internal control over financial reporting, and as a result of the foregoing material weakness in our internal control over financial reporting, our management has concluded that our  internal control over financial reporting was not effective as at December 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the  material weakness in our internal control over financial reporting is due to the fact that:

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance.

Identification of Directors and Executive Officers

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

Name	Age	Positions
Lloyd J. Bardswich	64	Director, President, Treasurer and Chief Financial Officer
Kitt M. Dale	47	Director and Secretary
Arnold T. Kondrat	56	Director and Executive Vice President

Business Experience of Our Directors and Executive Officers

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

Mr. Dale serves as one of our Directors. He has provided such services to the Company since our inception. Mr. Dale holds a Master of Science degree (Mining Engineering) from the Montana College of Mineral Science and Technology, Butte, Montana.  After a mining career in Northwest Alaska, in which Mr. Dale oversaw offshore placer and remote artic open pit operations, Mr. Dale has been the owner and operator of Indian Creek Hay Ranch located in Sheridan, Montana, which is a producer of beef and specialized agricultural products related to the beef industry.  From late 1998 to February 2003, Mr. Dale served as a consulting mining engineer for M3 Engineering and Technology Group, Inc., which is a full service engineering and architectural design company headquartered in Tucson, Arizona. Since February 2003, Mr. Dale has also served as a part time consulting engineer to Barrick Gold (the world's largest producer of gold), Kennecott Utah Copper Company (the world's largest open pit copper mine located west of Salt Lake City Utah) and the Ascentis Operations Company (an affiliate of Ausenco Limited, one of Australia's premier engineering and project management companies specializing in the design, building, extension and refurbishment of mineral processing plants worldwide).

Mr. Kondrat, a founder of the Company, is one of our Directors and serves as an Executive Vice President. He has provided such services to the Company since July 31, 2007. Mr. Kondrat is President and Managing Director of Sterling Portfolio Securities Inc., a private Toronto based venture capital firm. Mr. Kondrat has over twenty five (25) years experience in the corporate finance and venture capital business.  He is also the (i) principal founder, Executive Vice President and Director of Banro Corporation, a gold exploration and development company listed on the Toronto and American Stock Exchanges, (ii) founder and Director of BRC DiamondCore Ltd. (formerly known as BRC Diamond Corporation), a diamond exploration and production company listed on the Toronto and Johannesburg Stock Exchanges and (iii) Chairman and Director of Loncor Resources, Inc., a junior resource company listed on Toronto Venture Exchange.

None of our directors and/or executive officers holds any  directorships  in any company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings.

During the past five (5) years, none of our directors, executive officers and/or persons (if any) nominated to become a director and/or executive officer of the Company have been involved in and/or subject to any of the following events:

•

a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

Engaging in any type of business practice; or

(iii)

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity.

•

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

•

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.

Since the Company does not have a class of equity securities registered pursuant Section 12 of the Exchange Act, no director, officer, and/or beneficial owner of more than ten percent of any class of equity securities of the Company is required file any reports pursuant to Section 16(a) of the Exchange Act, and therefore, there is no Item 405 disclosure contained in this Report.

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

Audit Committee

The Company does not have a separately designated standing audit committee.  Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors, none of which are deemed to be independent under the rules and regulations promulgated by the SEC or any other self regulatory organization, acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and the Company audits of the financial statements. The Board of Directors may establish an audit committee in the future if the Board of Directors determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

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

Nominating and Compensation Committee

The Board of Directors have not established separately designated nominating or compensation committee or other committee performing similar functions.  The functions of a nominating or compensation committee are currently performed by the entire Board of Directors, none of which are deemed to be independent under the rules and regulations promulgated by the SEC or any other self regulatory organization.  The Board of Directors may establish a nomination or compensation committee in the future if the Board of Directors determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Item 11.

Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all of the compensation awarded to, earned by or paid to our executive officers for all services rendered in all capacities to us for the years ended December 31, 2007 and December 31, 2008:

Name and Principal Position	Year	All Other Compensation ($)	Total ($)
Lloyd J. Bardswich: President, Treasurer and Chief Financial Officer	2007	$106,098 (1)	$106,098
Lloyd J. Bardswich: President, Treasurer and Chief Financial Officer	2008	$109,500 (2)	$109,500
Kitt M. Dale: Secretary	2007	$1,000 (3)	$1,000
Kitt M. Dale: Secretary	2008	0	0
Arnold T. Kondrat: Executive Vice President	2007	0	0
Arnold T. Kondrat: Executive Vice President	2008	0	0
Samuel Henry (4): former Secretary	2007	$2,893 (5)	$2,893
Samuel Henry (4): former Secretary	2008	0	0

(1)

During the calendar year 2007, the Company paid $106,098 to Lloyd J. Bardswich (“Bardswich”) for geology and drilling consulting services provided by Bardswich to the Company with respect to the Company’s projects.  The foregoing compensation was (i) paid to Bardswich as a consultant, and not as an officer of the Company and (ii) determined in accordance with industry standard rates for the work provided.  In addition to the $106,098 that was paid to Bardswich for his consulting services, $29,723.87 represents reimbursement of expenses paid to Bardswich during the performance of said consulting services provided to the Company.

(2)

During the calendar year 2008, the Company paid $109,500 to Bardswich for geology and drilling consulting services provided by Bardswich to the Company with respect to the Company’s projects.  The foregoing compensation was (i) paid to Bardswich as a consultant, and not as an officer of the Company and (ii) determined in accordance with industry standard rates for the work provided.  In addition to $109,500 that was paid to Bardswich for his consulting services, $34,816 represents reimbursement of expenses paid to Bardswich during the performance of said consulting services provided to the Company.

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

(4)

Samuel Henry (“Henry”) was one of our Directors and served as our corporate Secretary.  Henry provided such services to the Company since our inception until January 31, 2008, when at such time, he notified the Company that, for personal reasons, he declined to serve for re-election as a director of the Company and resigned as our corporate Secretary.  There were no disagreements between the Company and Henry which gave rise to Henry’s decision not to stand for re-election as a director of the Company and/or serve as our corporate Secretary.

(5)

During the calendar year 2007, the Company paid $2,893 to Henry for geology and drilling consulting services provided by Henry to the Company with respect to the Company’s projects.  The foregoing compensation was (i) paid to Henry as a consultant, and not as an officer of the Company and (ii) determined in accordance with industry standard rates for the work provided.  Of the $2,893 that was paid to Henry for his consulting services, $492.60 represents reimbursement of expenses paid to Henry during the performance of said consulting services provided to the Company.

Narrative Disclosure to the Summary Compensation Table:

We have no agreements relating to compensation with Mr. Bardswich, with Mr. Dale or with Mr. Kondrat for serving as executive officers of the Company.  We have in the past, and anticipate that we will in the future, compensate Mr. Bardswich, Mr. Dale and Mr. Kondrat, on a consulting basis in accordance with industry standard rates for the work provided to us.

Other than the amounts listed above, no other compensation (such as salary, bonus, stock awards, option awards, nonequity incentive plan compensation and/or nonqualified deferred compensation earnings) has been paid to the executive officers of the Company.

Outstanding Equity Awards at Fiscal Year-End.

As of the close of December 31, 2008, there were no outstanding equity award to any executive officer and/or director of the Company.

Director Compensation Table

The following Director Compensation Table sets forth all of the compensation awarded to, earned by or paid to our directors for all services rendered in all capacities to us for the year ended December 31, 2008:

Name of Director	Year	Other Compensation(3)	Total
Lloyd J. Bardswich (1)	2008	see Summary Compensation Table above	$109,500
Kitt M. Dale	2008	see Summary Compensation Table above	$0
Arnold T. Kondrat	2008	$0	$0

(1)

As disclosed in the Summary Compensation Table above, during the calendar year 2008, the Company paid $109,500 to Bardswich for geology and drilling consulting services provided by Bardswich to the Company with respect to the Company’s projects. The foregoing compensation was paid to Bardswich as a consultant, and not as an officer or director of the Company.

Narrative Disclosure to the Director Compensation Table:

We have no agreements relating to compensation with Mr. Bardswich, with Mr. Dale or with Mr. Kondrat for serving as directors of the Company.  We have in the past, and anticipate that we will in the future, compensate Mr. Bardswich, Mr. Dale and Mr. Kondrat, on a consulting basis in accordance with industry standard rates for the work provided to us.

Other than the amounts listed above, no other compensation (such as stock awards, option awards, nonequity incentive plan compensation and/or nonqualified deferred compensation earnings) has been paid to the directors of the Company.

Item 12.

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

The following table sets forth certain information as of the date hereof with respect to any person who is known to us to be the beneficial owner of more than 5% of our common stock, which is the only class of our outstanding voting securities and as to each class of our equity securities beneficially owned by our directors and officers and directors as a group:

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Approximate Percent of Class
Arnold T. Kondrat 1 First Canadian Place Suite 7070 Toronto, Ontario M5X 1E3 Canada	11,150,000	49.6%
Lloyd J. Bardswich 571 Cedar Hills Road Whitehall, Montana 59759	1,750,000 (1)	7.8%
Kitt M. Dale 571 Cedar Hills Road Whitehall, Montana 59759	0	0%
Canco Holdings Corp. PO Box N-7800 Nassau, Bahamas	2,874,380	12.8%
BTR Global Prospector Trading Limited c/o JP Morgan Chase 4 NY Plaza New York, New York 10004	1,395,000	6.2%
Officers and Directors as a Group (3 persons)	12,900,000	57.4%

(1)

Includes 500,000 shares of common stock which are held by Bardswich Idaho, LLC, of which Lloyd J. Bardswich is a principal owner.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2008 or in any currently proposed transaction, in which the Company was a participant and the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

(i)

During the calendar year 2008, Sterling Portfolio, a corporation which is wholly owned by Arnold T. Kondrat, loaned us $604,096.  The loan is non-interest bearing, is re-payable upon demand and is unsecured.  We used the proceeds of the loan for general working capital purposes. Arnold T. Kondrat is one of our shareholders and, as of the date hereof, owns 11,150,000  (approximately 49.6%) of our shares.  Arnold T. Kondrat is a director of the Company and also serves as an Executive Vice President of the Company.

(ii)

During the calendar year 2008, Lloyd J. Bardswich, the President, Treasurer and Chief Financial Officer of the Company, loaned us $192,278.  The loan is non-interest bearing, is re-payable upon demand and is unsecured.  We used the proceeds of the loan for general working capital purposes. Lloyd J. Bardswich is also one of our shareholders and, as of the date hereof, owns (directly and indirect) 1,750,000  (approximately 7.8%) of our shares.

(iii)

During the calendar year 2008, Canco Holdings Corp. loaned us $200,000.  The loan bears simple interest at a rate of 8% per annum and is unsecured and due on demand. We used the proceeds of the loan for general working capital purposes. Canco Holdings Corp. is one of our shareholders and, as of the date hereof, owns 2,874,380  (approximately 12.8%) of our shares.

None of our directors are deemed to be independent under the rules and regulations promulgated by the SEC or any other self regulatory organization.

Item 14.

Principal Accountant Fees and Services.

The following table presents fees billed by BDO Dunwoody, LLP, our principal accountant, for the audit of the consolidated financial statements of the Company and other professional services provided to the Company for the fiscal years ended December 31, 2007 and 2008.

	Aggregate Amounts Billed
Category of Fees:	2008	2007
Audit Fees (1)	$32,824	$28,612
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
Other Fees (4)	$0	$0

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement. However, our board of directors believes that the provision of the services during the two years ended December 31, 2008 is compatible with maintaining the independence of BDO Dunwoody, LLP.

(1) Aggregate fees billed for professional services rendered to the Company for audit of our consolidated financial statements by year (including estimated fees for the fiscal year 2008 audit for which we have not yet been billed), review of the financial statements included in our quarterly reports on Form 10-Q, and other services normally provided in connection with our statutory and regulatory filings or engagements.

(2) We did not pay nor incur any fees for audit-related services provided by our principal accountant.

(3) We did not pay nor incur and fees for tax services provided by our principal accountant.

(4) We did not pay nor incur any other fees for general or specific services provided by our principal accountant which are not disclosed above.

Item 15.

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

Date: March 31, 2009

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President, principal executive officer, principal financial officer and director

Date: March 31, 2009

/s/Kitt M. Dale

---------------------------------

By: Kitt M. Dale, secretary and director

Date: March 31 , 2009

/s/Arnold T. Kondrat

---------------------------------

By: Arnold T. Kondrat, executive vice president and director