Form 10-Q
period 2009-03-31
Gentor Resources, Inc.
filed 2009-05-13
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [ X ] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports).  [  ] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filed [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  [  ] YES [ X ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the this report, there were 22,500,000 shares of the registrant's $0.0001par value Common Stock outstanding.

GENTOR RESOURCES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements.

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

Item 3.

Defaults Upon Senior Securities.

Item 4.

Submission of Matters to a Vote of Security Holders.

Item 5.

Other Information.

Item 6.

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.

(a) Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	March 31, 2009 (unaudited)	December 31, 2008
Current
Cash	$7,814	$8,502
Prepaid and deposits (note 4)	60,666	67,588
	$68,480	$76,090

Mineral properties (note 5)	169,000	169,000
Capital assets (note 6)	449,075	472,534

Total assets	$686,555	$717,624

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,028,046	$992,229
Due to related parties (note 7)	861,854	796,374
Note payable (note 8)	215,386	211,441
Loan payable - current portion (note 9)	35,473	35,297
	2,140,759	2,035,341
Long Term Liabilities
Loan payable - long term portion (note 9)	101,268	110,203

Total Liabilities	$2,242,027	$2,145,544

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Authorized 37,500,000 Common shares, $0.0001 par value 12,500,000 Preferred shares, $0.0001 par value
Issued and outstanding
22,500,000 Common shares (note 10)	2,250	2,250
Paid-in capital	3,972,750	3,972,750
Deficit accumulated during exploration stage	(5,530,472)	(5,402,920)
Shareholders’ deficiency	(1,555,472)	(1,427,920)
Total Liabilities and Shareholder’s Deficiency	$686,555	$717,624

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(b) Consolidated Statements of Operations and Deficit

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	Three month period ended March 31, 2009	Three month period ended March 31, 2008	Cumulative from inception on March 24, 2005 to March 31, 2009

Expenses
Field camps expenses	$231	$215,542	$347,884
Surveying	-	6,745	49,665
Geochemistry	-	78,982	144,452
Geology	2,000	66,458	510,866
Drilling	-	1,611,148	2,778,777
Environmental testing	-	2,321	27,884
Mineral properties	25,000	100,000	388,045
Consulting fees - related parties	-	-	12,400
Consulting fees - other	-	350	6,759
Management fees	-	-	2,000
Professional fees	39,865	41,295	617,360
General and administrative expenses	37,329	136,022	507,151
Depreciation	23,459	23,891	139,973
	(127,884)	(2,282,754)	(5,533,216)
Interest Income	332	585	2,744
Net Loss	$(127,552)	$(2,282,169)	$(5,530,472)

Basic and diluted loss per common share	$(0.01)	$(0.10)	-
Weighted average number of common shares	22,500,000	22,500,000	-

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(c) Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the three month period ended March 31, 2009	For the three month period ended March 31, 2008	Cumulative from inception on March 24, 2005 to March 31, 2009

CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(127,552)	$(2,282,169)	$(5,530,472)
Depreciation	23,459	23,891	139,973
Shares issued for mineral properties	-	-	100,000
Accrued interest included in the note payable	3,945	-	15,386

Change in non cash working capital balance
Accounts payable	35,817	741,268	1,028,046
Prepaid and deposits	6,922	267	(50,666)
	(57,409)	(1,516,743)	(4,297,733)

Financing activities:
Loan payable repayment	(8,759)	-	(8,759)
Note payable	-	-	200,000
Due to related parties/advances	65,480	-	861,854
Common shares issued	-	100,000	3,875,000
	56,721	100,000	4,928,095
Investing activities:
Purchase of capital assets	-	(218,065)	(443,548)
Purchase of a certificate of deposit	-	(10,000)	(10,000)
Mineral properties	-	-	(169,000)
	-	(228,065)	(622,548)
Net increase (decrease) in cash & cash equivalents	(688)	(1,644,808)	7,814
Cash, beginning of the period	8,502	1,712,947	-
Cash, end of the period	$7,814	$68,139	$7,814

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(d) Consolidated Statements of Shareholders’ Equity (Deficiency)

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the Three Month Period Ended March 31, 2009

(Stated in US dollars)

(unaudited)

	Common Shares		Preferred Shares		Paid-in-capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	-	-	$48,750	$ -	$50,000
Net loss for the year	-	-	-	-	-	(97,637)	(97,637)
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per shares	5,000,000	500	-	-	999,500	-	1,000,0000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance as of December 31, 2006	17,500,000	1,750	-	-	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	50	-	-	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	-	-	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	-	-	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	-	-	2,374,750	-	2,375,000
Net loss for the year	-		-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	-	-	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	-	-	(3,189,473)	(3,189,473)
Balance at December 31, 2008	22,500,000	$2,250	-	-	$3,972,750	$(5,402,920)	$(1,427,920)
Net loss for the period	-	-	-	-	-	(127,552)	(127,552)
Balance at March 31, 2009	22,500,000	$2,250	-	-	$3,972,750	$(5,530,472)	$(1,555,472)

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(e) Notes to the Condensed Consolidated Financial Statements

GENTOR RESOURCES, INC.

(An Exploration State Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2009

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2009, the Company has a loss from operations of $127,552 and accumulated deficit of $5,530,472 which raises substantial doubt on the Company’s ability to continue as a going concern.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of the Company for the three month periods ended March 31, 2009 and 2008 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein.  Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted.  The accompanying interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.  The results of operation for the period are not necessarily indicative of the results to be expected for the full year.

b)

BASIS OF CONSOLIDATION

On June 28, 2007, the Company incorporated a wholly-owned subsidiary Gentor Idaho, an Idaho corporation. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

c)

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

d)

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded as follows:

Vehicle

-

Straight line over two years

Mining equipment

 -

Straight line over four years

Building

-

Straight line over five years

e)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  The fair value of its financial instruments approximates their carrying values, unless otherwise noted.

Fair Value Measures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations, financial position or cash flows.

FASB Staff Position No. FAS-157-2 provided for a deferred implementation relating to non-financial assets and non-financial liabilities to January 1, 2009. This did not have an impact on the Company’s financial statements.

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

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2009:

		Fair Value Measurements at Reporting Date Using:
	March 31, 2009 ________	Quoted Prices in Active Markets for Identical Assets (Level 1) ____________	Significant Other Observable Inputs (Level 2) __________	Significant Unobservable Inputs (Level 3) _________
Assets:
Cash and cash equivalents	$7,814	$7,814	-	-
Certificate of deposit	$10,000	$10,000

3.

RECENT ACCOUNTING PRONOUCEMENTS

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures summarized financial information at interim reporting periods.  FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may have to early adopt this FSP if certain requirements are met.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

4.

PREPAID AND DEPOSIT

Prepaid and deposits account includes a $10,000 certificate of deposit issued on March 11, 2009 and  assigned to the United States Bureau of Land Management as a reclamation bond for the installation of a bridge crossing the Patterson creek in the Company's Montana project. This certificate of deposit bears an interest rate of 1.75% per annum and will mature on March 11, 2010.  The certificate of deposit will automatically roll over to maintain the bond in good standing.

5.

MINERAL PROPERTIES

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

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company's common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash is due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each of March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  The $25,000 payments that were due, respectively, on March 1, 2009 and May 1, 2009 have been paid to the Idaho Claim Owner. To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim owner's rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

6.

CAPITAL  ASSETS

March 31, 2009

	Costs	Accumulated Depreciation	Net Book Value (unaudited)
Vehicle	$37,790	$28,384	$9,406
Mining Equipment	193,017	34,320	158,697
Building	358,241	77,269	280,972
	$589,048	$139,973	$449,075

December 31, 2008

	Costs and additions during the year	Accumulated Depreciation	Net Book Value
Vehicle	$37,790	$23,660	$14,130
Mining Equipment	193,017	22,257	170,760
Building	358,241	70,597	287,644
	$589,048	$116,514	$472,534

7.

RELATED PARTY TRANSACTIONS

As at March 31, 2009 an amount of $665,250 in the aggregate (December 31, 2008 - $604,096) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company who also serves as a director and an executive vice president of the Company. As well $193,970 (December 31, 2008 - $192,278) was advanced by a Director and officer of the Company. An amount of $2,634 was due to a Director for a reimbursement of expenses. These advances are unsecured, non-interest bearing and re-payable upon demand.

During the three month period ended March 31, 2009, an amount of $2,000 in the aggregate (March 31, 2008 - $28,000 paid to three directors), was paid to one director of the Company for services rendered to the Company during the year. This amount is included in the Company's consolidated statements of operations and deficit under geology and drilling expenses.

8.         NOTE PAYABLE

On April 14, 2008, the Company entered into a promissory note payable (the “Note”) in the amount of $200,000. The Note bears simple interest at a rate of 8% per annum and is unsecured and due on demand.

9.         LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principal and interest payments of $3,156.  The current portion, which is payable within 1 year, is $ 35,473.  As of March 31, 2009, the loan payable repayments for each of the years ending December 31 are as follows:

	2009	2010	2011	2012	Total
Loan Payment	$26,538	$36,006	$36,729	$37,468	$136,741

10.

SHARE CAPITAL

The authorized share capital of the Company consists of 12,500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at March 31, 2009, the Company had outstanding 22,500,000 (December 31, 2008 - 22,500,000) common shares and no preferred shares.

11.

INCOME TAXES

For income tax purposes the Company had $128,000 of net operating losses for the three month period ended March 31, 2009, which can be used to offset future taxable income.  During the year ended December 31, 2008, the Company incurred net losses, and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The net operating loss carryforward is approximately $5,664,000 at March 31, 2009.  No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is not likely to be realized through known future revenue sources.

12.

CONTINGENT LIABILITY

FAS No. 5, “Accounting for Contingencies” requires loss contingencies to be accrued and expressed if they are probable and can be reasonably estimated.

In September of 2007, the Company entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CRVD Inco Limited (“CRVD”) and  Joe Antoshkiw (“Antoshkiw”). In October of 2008, the Company cancelled the Nunavut Assignment Agreement.

During the first quarter of 2009, the Company received a letter from counsel to Antoshkiw, the owner of the Nunavut Project.  The letter alleged a claim against the Company and CRVD in connection with the Nunavut Assignment Agreement and proposed a monetary settlement in the amount of $50,000 in return of a release of claims by Antoshkiw against the Company and CRVD.  The claim has been withdrawn and no further action has been taken against the Company.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management’s review of the factors that affected our financial performance for the three months ended March 31, 2009 and 2008. This discussion is intended to further the reader’s understanding of the interim consolidated financial condition and results of operations of our company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

Cautionary Statement Regarding Forward-looking Statements

The information provided in this Form 10-Q (the “Report”) may contain “forward looking” statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we “believe”, “anticipate”, “expect”, “intend to” or “plan to”, as well as, other similar expressions and/or statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors and/or risks could cause our actual results to differ materially from those expressed or implied by these statements, including, but not limited to:

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

The Idaho Project, the Company's only current mineral property, is without known reserves and all of our exploration activities with respect to the Idaho Project to date have been exploratory in nature. There is no assurance that a “commercially viable” mineral deposit (that is, that the potential quantity of a mineral deposit and its market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such mineral deposit (if any), would justify a decision to do so) exists at the Idaho Project and further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of the mining of the Idaho Project can be determined. Moreover, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists at the Idaho Project. We do not have sufficient financing to undertake the continued exploration of the Idaho Project at the present time and there is no assurance that we will be able to obtain the necessary financing. As such, we intend to raise additional capital and/or seek a joint venture partner to finance the further exploration of the Idaho Project.

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

From December 31, 2008 to the date of this Report, the Company has not undertaken any exploration activities at the Idaho Project.

Results of Operations

Since our inception on March 25, 2005, we have been classified as an “exploration stage company” (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three months ended March 31, 2009 was $127,552 as compared to a net loss of $2,282,169 for the three months ended March 31, 2008.  The foregoing decrease of $2,154,617 is attributable primarily to the lack of any exploration activity undertaken by the Company in the first quarter of 2009 compared to the first quarter of 2008 when we were undertaking our exploration activities at the Idaho Project and the Montana Project.

Since no exploration activities were undertaken during the three months ended March 31, 2009, we did not spend any monies in connection with the exploration and evaluation of the Idaho Project during such time period. Even though we did not undertake any exploration activities during the three months ended March 31, 2009, we did incur corporate and administrative costs of $37,329 for the three  months ended March 31, 2009 compared with $136,022 for the three months ended March 31, 2008, which is consistent with our significantly decreased activity levels. These costs include general office expense, general legal expenses, and accounting and compliance costs.

Depreciation costs for the three months ended March 31, 2009 was $23,459, compared to $23,891of deprecation costs for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of the Idaho Project and there is no assurance that we will be able to obtain the necessary financing.

Our cash balance at March 31, 2009 was $7,814, compared to $8,502 as at December 31, 2008.  Total assets at March 31, 2009 were $686,555 compared to $717,624 as at December 31, 2008. The change in these balances reflects the cash used to fund our general corporate and administrative costs.

Current liabilities at March 31, 2009 were $2,140,759 compared to $2,035,341 as at December 31, 2008.  This increase in current liabilities is the result of the nonpayment of accounts payable and indicates that we believe that we will need to obtain additional financing in order to continue our exploration program.

As of the date of this Report, we intend to concentrate our available resources towards the exploration of the Idaho Project.  In late July of 2007, we commenced Phase a two (2) phase drilling program recommended by Wardrop, the Company’s consultant, in order to test for the potential of a large scale molybdenum deposit being present under the “IMA Mine” located at the Idaho Project.  Phase 1 of our drilling program consisted of drilling five (5) core holes from surface totaling 7,200 feet in order to substantiate prior work and to test continuity along a 1,000 foot strike length. Due to frequent breakdowns of the contractor's  equipment, our Phase 1 drilling program fell behind schedule.  However, despite the delays during the Phase 1 drilling program, an inspection of the drill core from the first hole revealed visible molybdenum sulphide, and based on the foregoing preliminary finding, we decided to engage the services of a second drill contractor to commence Phase 2 of the drill program. Phase 2 of our drilling program consisted of drilling an additional five (5) core holes from the surface and cost approximately $2,500,000 to complete.  As of the date of this Report, we have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the Idaho Project when and if we can obtain the additional financing necessary to enable us to continue such exploration.  We believe that it will cost approximately  $3,000,000 to complete our Phase 3 exploration program; however, there is no assurance that we will be able to obtain the necessary financing and/or commence Phase 3 of exploration program.

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

Going Concern

We believe that we will require a minimum of approximately $162,500 to meet our capital requirements of the next nine months for the following estimated expenses: (i) $50,000 to maintain our rights to the Idaho Project and (ii)  $112,500 for general and administrative expenses, which includes legal fees and audit fees.  Since our cash balance at March 31, 2009 was $7,814, we currently do not have enough cash to satisfy our minimum cash requirements for the next nine months.

In addition to our minimum capital requirements for the next nine months, we also believe that we will also require (i) approximately $3,000,000 to commence and complete the Phase 3 exploration program of the Idaho Project (of the foregoing amount, we intend to use approximately $2,700,000 for drilling expenses and $300,000 for geological studies expenses) and (ii) approximately $2,000,000 to discharge and/or reduce our current liabilities.

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

Changes in Accounting Policies

We did not change our accounting policies during the three months ended March 31, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

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

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below:

•

The Company lacks proper segregation of duties.  We believe that the lack of proper segregation of duties is due to our limited resources.

•

The Company lacks accounting personal with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

Management has concluded that until we have sufficient financial resources to supplement our accounting personnel, a material weakness with respect to our Company’s internal control over financial reporting will continue. Furthermore, management believes that the material weakness identified above does not did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

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

Date: May 13, 2009

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

Date: May 13, 2009

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, principal financial officer