Form 10-Q
period 2009-06-30
Gentor Resources, Inc.
filed 2009-08-14
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.

(a) Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	June 30, 2009 (unaudited)	December 31, 2008
Current assets
Cash	$5,920	$8,502
Prepaid and deposits (note 4)	64,923	67,588
	$70,843	$76,090

Mineral properties (note 5)	-	169,000
Capital assets (note 6)	413,384	472,534

Total assets	$484,227	$717,624

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$809,775	$992,229
Due to related parties (note 7)	908,078	796,374
Note payable (note 8)	327,493	211,441
Loan payable - current portion (note 9)	35,650	35,297
	$2,080,996	2,035,341
Long term liabilities
Loan payable - long term portion (note 9)	92,289	110,203

Total Liabilities	$2,173,285	$2,145,544

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Authorized 37,500,000 Common shares, $0.0001 par value 12,500,000 Preferred shares, $0.0001 par value
Issued and outstanding
22,500,000 Common shares (note 10)	2,250	2,250
Paid-in capital	3,972,750	3,972,750
Deficit accumulated during exploration stage	(5,664,058)	(5,402,920)
Shareholders’ deficiency	(1,689,058)	(1,427,920)
Total liabilities and shareholder’s deficiency	$484,227	$717,624

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(b) Consolidated Statements of Operations and Deficit

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	Three month period ended June 30,		Six month period ended June 30,		Cumulative from inception on March 24, 2005 to June 30, 2009
	2009	2008	2009	2008
Expenses
Field camps expenses	$ -	$54,023	$231	$269,565	$347,884
Surveying	1,035	7,037	1,035	13,782	50,700
Geochemistry	661	43,259	661	122,241	145,113
Geology	2,900	146,759	4,900	213,217	513,766
Drilling	900	264,382	900	1,875,530	2,779,677
Environmental testing	-	16,021	-	18,342	27,884
Mineral properties	25,000	-	50,000	100,000	413,045
Consulting fees - related parties	-	-	-	-	12,400
Consulting fees - other	-	800	-	1,150	6,759
Management fees	-	-	-	-	2,000
Professional fees	40,712	37,570	80,577	78,865	658,072
General and administrative expenses	34,998	93,233	72,327	229,255	542,149
Depreciation	33,838	25,605	57.297	49,496	173,811
	(140,044)	(688,689)	(267,928)	(2,971,443)	(5,673,260)

Gain on Sale of Asset	158	-	158	-	158
Rental Income	6,300	-	6300	-	6,300
Interest Income	-	399	332	984	2,744
Net Loss	$(133,586)	$(688,290)	$(261,138)	$(2,970,459)	$(5,664,058)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.01)	$(0.13)	-
Weighted average number of common shares	22,500,000	22,500,000	22,500,000	22,500,000	-

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(c) Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the six month period ended June 30, 2009	For the six month period ended June 30, 2008	Cumulative from inception on March 24, 2005 to June 30, 2009

CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(261,138)	$(2,970,459)	$(5,664,058)
Depreciation	57,297	49,496	173,811
Shares issued for mineral properties	-	-	100,000
Accrued interest included in the note payable	9,843	3,375	21,284
Gain on sale of asset	(158)	-	(158)

Change in non cash working capital balance
Accounts payable	(11,444)	880,096	980,785
Prepaid and deposits	2,665	(44,042)	(54,923)
	(202,935)	(2,081,534)	(4,443,259)

Financing activities:
Loan payable repayment	(17,560)	-	(17,560)
Note payable	106,209	200,000	306,209
Due to related parties/advances	111,704	440,000	908,078
Common shares issued	-	-	3,875,000
	200,353	640,000	5,071,727
Investing activities:
Purchase of capital assets	-	(249,703)	(443,548)
Purchase of a certificate of deposit	-	(10,000)	(10,000)
Mineral properties	-	-	(169,000)
	-	(259,703)	(622,548)
Net increase (decrease) in cash & cash equivalents	(2,582)	(1,701,327)	5,920
Cash, beginning of the period	8,502	1,712,947
Cash, end of the period	$5,920	$11,710	$5,920

Non-monetary transactions
Sale of mineral properties	$169,000
Sale of capital asset	$2,010

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(d) Consolidated Statements of Shareholders’ Equity (Deficiency)

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the Three Month Period Ended June 30, 2009

(Stated in US dollars)

(unaudited)

	Common Shares		Preferred Shares		Paid-in-capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	-	-	$48,750	$ -	$50,000
Net loss for the year	-	-	-	-	-	(97,637)	(97,637)
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per shares	5,000,000	500	-	-	999,500	-	1,000,0000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance as of December 31, 2006	17,500,000	1,750	-	-	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	50	-	-	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	-	-	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	-	-	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	-	-	2,374,750	-	2,375,000
Net loss for the year	-		-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	-	-	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	-	-	(3,189,473)	(3,189,473)
Balance at December 31, 2008	22,500,000	$2,250	-	-	$3,972,750	$(5,402,920)	$(1,427,920)
Net loss for the period	-	-	-	-	-	$(261,138)	$(261,138)
Balance at June 30, 2009	22,500,000	$2,250	-	-	$3,972,750	$(5,664,058)	$(1,689,058)

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(e) Notes to the Condensed Consolidated Financial Statements

GENTOR RESOURCES, INC.

(An Exploration State Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2009

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2009, the Company has a loss from operations of $261,138 and accumulated deficit of $5,664,058 which raises substantial doubt on the Company’s ability to continue as a going concern.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of the Company for the six month periods ended June 30, 2009 and 2008 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein.  Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), but which is not required for interim reporting purposes, has been omitted.  The accompanying interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.  The results of operation for the period are not necessarily indicative of the results to be expected for the full year.

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

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2009:

		Fair Value Measuring Reporting Date Using:
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$5,920	$5,920	-	-
Certificate of deposit	$10,000	$10,000

3.

RECENT ACCOUNTING PRONOUCEMENTS

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

On May 28, 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements.  However, an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before the financial statements are issued or are available to be issued.  It states that an entity should disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for annual and interim periods ending after June 15, 2009.  The adoption of this standard did not have a significant impact on the Company's financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures summarized financial information at interim reporting periods.  FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may have to early adopt this FSP if certain requirements are met.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Company has adopted this standard and there was no material impact on the financial statements; however, there is additional disclosure required in Note 9. The fair value of other financial instruments approximates their carrying value.

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

5.

MINERAL PROPERTIES

Idaho Project

On July 3, 2007, the Company acquired through its wholly-owned subsidiary, Gentor Idaho, a fee simple title for a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 miner’s inches of water rights. In addition, through a staking program, the Company also acquired 114 lode claims and 5 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $16,660 per annum ($140 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims. In June 2009, the 75 Acre Parcel was sold for $169,000 to a vendor (the “Buyer”) in exchange for a reduction in accounts payable that the Company owed this vendor. However, in connection with the sale of the 75 Acre Parcel to the Buyer, the Company was granted (1) a 10-day right of first refusal to purchase the 75 Acre Parcel in the event the Buyer received a bona-fide offer to sell said property and (2) an option to repurchase the 75 Acre Parcel for a purchase price of $169,000 at any time on or before December 31, 2010.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company's common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash is due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each of March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  The $25,000 payments that were due, respectively, on March 1, 2009 and May 1, 2009 have been paid to the Idaho Claim Owner, but the $25,000 payment that was due on July 1, 2009 has not yet been paid to the Idaho Claim Owner.  In the event the Idaho Claim Owner notifies the Company in writing that the $25,000 payment has not been paid, then the Company has 20 days to cure such breach, and if the Company cannot cure such breach within the foregoing 20 day period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. Even though the Idaho Claim Owner has not yet provided the Company with a written notice of default, the Company intends to pay the $25,000 payment as soon as possible and anticipates that such payment will be made to the Idaho Claim Owner before the end of August 2009. To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim owner's rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

6.

CAPITAL  ASSETS

June 30, 2009

	Cost	Accumulated Depreciation	Net Book Value (unaudited)
Vehicle	$37,790	$32,415	$5,375
Mining Equipment	190,322	45,374	144,948
Building	358,241	95,180	263,061
	$586,353	$172,969	$413,384

December 31, 2008

	Costs and additions during the year	Accumulated Depreciation	Net Book Value
Vehicle	$37,790	$23,660	$14,130
Mining Equipment	193,017	22,257	170,760
Building	358,241	70,597	287,644
	$589,048	$116,514	$472,534

7.

RELATED PARTY TRANSACTIONS

As at June 30, 2009 an amount of $630,800 in the aggregate (December 31, 2008 - $604,096) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company who also serves as a director and an executive vice president of the Company. As well $194,969 (December 31, 2008 - $192,278) was advanced by a Director and officer of the Company. An amount of $2,634 was due to a Director for a reimbursement of expenses. These advances are unsecured, non-interest bearing and re-payable upon demand.

During the six month period ended June 30, 2009, an amount of $3,000 in the aggregate (June 30, 2008 - $70,000 paid to three directors), was paid to one director of the Company for services rendered to the Company during the year. This amount is included in the Company's consolidated statements of operations and deficit under geology and drilling expenses.

In June 2009, an amount of $79,675 was advanced by two directors of the Company and used to repay accounts payable owed by the Company.

8.         NOTE PAYABLE

On April 9, 2009, the Company entered into a promissory note payable (the “Note”) in the amount of $106,209. The Note bears simple interest at a rate of 8% per annum and is unsecured and due on demand. This Note is in addition to that certain note (the “Previous Note”) that the Company entered into on April 14, 2008 in the amount of $200,000.  The Previous Note bears simple interest at a rate of 8% per annum and is unsecured and due on demand.

9.         LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principal and interest payments of $3,156.  The current portion, which is payable within 1 year, is $ 35,650.  As of June 30, 2009, the loan payable repayments for each of the years ending December 31 are as follows:

	2009	2010	2011	2012	Total
Loan Payment	$17,736	$36,006	$36,729	$37,468	$127,939

The estimated fair value of the loan is $121,371 and it is calculated using the borrowing rates for loans with similar terms and maturities.

10.

SHARE CAPITAL

The authorized share capital of the Company consists of 12,500,000 preferred shares and 37,500,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at June 30, 2009, the Company had outstanding 22,500,000 (December 31, 2008 - 22,500,000) common shares and no preferred shares.

11.

INCOME TAXES

For income tax purposes the Company had approximately $261,000 of net operating losses for the six month period ended June 30, 2009, which can be used to offset future taxable income.  During the year ended December 31, 2008, the Company incurred net losses, and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The net operating loss carryforward is approximately $5,797,000 at June 30, 2009.  No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is not likely to be realized through known future revenue sources.

12.

CONTINGENT LIABILITY

FAS No. 5, “Accounting for Contingencies” requires loss contingencies to be accrued and expressed if they are probable and can be reasonably estimated. In September of 2007, the Company entered into an Assignment and Novation Agreement (the “Nunavut Assignment Agreement”) with CVRD Inco Limited (“CVRD”) and Joe Antoshkiw (“Antoshkiw”). In October of 2008, the Company cancelled the Nunavut Assignment Agreement.

During the first quarter of 2009, the Company received a letter from counsel to Antoshkiw, the owner of the Nunavut Project.  The letter alleged a claim against the Company and CVRD in connection with the Nunavut Assignment Agreement and proposed a monetary settlement in the amount of $50,000 in return for a release of claims by Antoshkiw against the Company and CVRD.  The claim has been withdrawn and no further action has been taken against the Company.

13.

SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to June 30, 2009 through August 13, 2009 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued August 13, 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management’s review of the factors that affected our financial performance for the three months ended June 30, 2009. This discussion is intended to further the reader’s understanding of the interim consolidated financial condition and results of operations of our company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

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

Our rights to explore the Idaho Project are derived from that certain Idaho Option Agreement (the “Idaho Option Agreement”) dated effective as of March 1, 2007, which is a mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the “Optioned Properties”) in Lemhi County, Idaho. In order to preserve our rights to explore the Idaho Project, the Company is required to make the following payments to the Idaho claim owner according to the terms of the Idaho Option Agreement: (i) $100,000 in cash was due on or before the second anniversary of the Idaho Option Agreement (March 1, 2009), (ii) $100,000 in cash is due on or before the third anniversary of the Idaho Option Agreement (March 1, 2010), (iii) $200,000 in cash is due on or before the fourth anniversary date of the Idaho Option Agreement (March 1, 2011), and (iv) $200,000 in cash is due on or before each subsequent anniversary date of the Idaho Option Agreement thereafter until the purchase price of Five Million Dollars ($5,000,000) is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009 (the second anniversary date of the Idaho Option Agreement), the Idaho claim owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  The $25,000 payments that were due, respectively, on March 1, 2009 and May 1, 2009 were paid to the Idaho claim owner, but the $25,000 payment that was due on July 1, 2009 has not yet been paid, and it is the Company’s understanding that the Idaho claim owner is aware that such payment is delinquent. In the event the Idaho claim owner notifies the Company in writing that the $25,000 payment has not been paid, then the Company has twenty (20) days to cure such breach, and if the Company cannot cure such breach within the foregoing 20 day period, then the Idaho Claim Owner can terminate the Idaho Option Agreement, in which event we could lose our rights to explore the Idaho Project. Even though the Idaho claim owner has not yet provided the Company with a written notice of default, the Company intends to pay the $25,000 payment as soon as possible and anticipates that such payment will be made to the Idaho claim owner before the end of August 2009.

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

From December 31, 2008 to the date of this Report, the Company has not undertaken any substantive exploration activities at the Idaho Project.

Results of Operations

Since our inception on March 25, 2005, we have been classified as an “exploration stage company” (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three months ended June 30, 2009 was $133,586 as compared to a net loss of $688,290 for the three months ended June 30, 2008.  The foregoing decrease of $544,704 is attributable primarily to the lack of any substantive exploration activity undertaken by the Company in the second quarter of 2009 compared to the second quarter of 2008 when we were undertaking our exploration activities at the Idaho Project and the Montana Project.  Our net loss for the six months ended June 30, 2009 was $261,138 compared to a net loss of $2,970,459 for the six months ended June 30, 2008. Again, this decrease is attributable primarily to the lack of any substantive exploration activity undertaken by the Company in the first two quarters of 2009.

Since essentially no exploration activities were undertaken during the three months ended June 30, 2009, we did not spend any substantive monies in connection with the exploration and evaluation of the Idaho Project during such time period. Even though we did not undertake any substantive exploration activities during the three and six months ended June 30, 2009, we did incur corporate and administrative costs of $75,710 and $152,904, respectively, for the three and six months ended June 30, 2009, compared with $131,603 and $309,270, respectively, for the same periods in 2008, which is consistent with our significantly decreased activity levels. These costs include general office expense, general legal expenses, and accounting and compliance costs.

Depreciation costs for the three and six months ended June 30, 2009 were $33,838 and $57,297, respectively, compared to $25,605 and $49,496 of deprecation costs for the same periods in 2008.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of the Idaho Project and there is no assurance that we will be able to obtain the necessary financing.

Our net cash balance at June 30, 2009 was $5,920, compared to $8,502 as at December 31, 2008.  Even though our net cash balance decreased marginally, we did experience an increase of $200,353 in financing activities which was primarily the result of loan proceeds in the amount of $106,209 and $111,704. However, this increase in financing activities was offset by $202,935 of operating activities which was the result of spending on general corporate and administrative costs.

Total assets at June 30, 2009 were $484,227 compared to $717,624 as at December 31, 2008.  The change in these balances reflects the sale of a 75 acre parcel of land located in Lemhi County, Idaho (see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this Report).

Current liabilities at June 30, 2009 were $2,080,996 compared to $2,035,341 as at December 31, 2008.   This increase in current liabilities is the result of the nonpayment of accounts payable and indicates that we believe that we will need to obtain additional financing in order to continue our exploration program.

As of the date of this Report, we intend to concentrate our available resources towards the exploration of the Idaho Project.  In late July of 2007, we commenced Phase 2 of the drilling program recommended by Wardrop, the Company’s consultant, in order to test for the potential of a large scale molybdenum deposit being present under the “IMA Mine” located at the Idaho Project.  Phase 1 of our drilling program consisted of drilling five (5) core holes from surface totaling 7,200 feet in order to substantiate prior work and to test continuity along a 1,000 foot strike length. Due to frequent breakdowns of the contractor's  equipment, our Phase 1 drilling program fell behind schedule.  However, despite the delays during the Phase 1 drilling program, an inspection of the drill core from the first hole revealed visible molybdenum sulphide, and based on the foregoing preliminary finding, we decided to engage the services of a second drill contractor to commence Phase 2 of the drill program. Phase 2 of our drilling program consisted of drilling an additional five (5) core holes from the surface and cost approximately $2,500,000 to complete.  As of the date of this Report, we have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the Idaho Project when and if we can obtain the additional financing necessary to enable us to continue such exploration.  We believe that it will cost approximately  $3,000,000 to complete our Phase 3 exploration program; however, there is no assurance that we will be able to obtain the necessary financing and/or commence Phase 3 of exploration program.

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

Going Concern

We believe that we will require a minimum of approximately $450,000 to meet our capital requirements of the next twelve months for the following estimated expenses: (i) $150,000 to maintain our rights to the Idaho Project and (ii)  $300,000 for general and administrative expenses, which includes legal fees and audit fees.  Since our cash balance at June 30, 2009 was $5,920, we currently do not have enough cash to satisfy our minimum cash requirements for the next six months.

In addition to our minimum capital requirements for the next twelve  months, we also believe that we will also require (i) approximately $3,000,000 to commence and complete the Phase 3 exploration program of the Idaho Project (of the foregoing amount, we intend to use approximately $2,700,000 for drilling expenses and $300,000 for geological studies expenses) and (ii) approximately $ 2,100,000 to discharge and/or reduce our current liabilities.

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

Changes in Accounting Policies

We did not change our accounting policies during the three months ended June 30, 2009.

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

Management has concluded that until we have sufficient financial resources to supplement our accounting personnel, a material weakness with respect to our Company’s internal control over financial reporting will continue. Furthermore, management believes that the material weakness identified above did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

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

Date: August 13, 2009

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

Date: August 13, 2009

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, principal financial officer