Form 10-Q
period 2009-09-30
Gentor Resources, Inc.
filed 2009-11-09
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________.

Commission file number 333-130386

Gentor Resources, Inc.

___________________________________________

(Exact Name of registrant as specified in its charter)

Florida	20-2679777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2289 Pahsimeroi Road

Patterson, Idaho 83253

___________________________________________

 (Address of principal executive offices)(Zip Code)

(406) 287-3046

___________________________________________

(Registrant=s telephone number, including area code)

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

Item 2.

Management=s Discussion and Analysis of Financial Condition and Results of

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

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.

(a) Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	September 30, 2009 (unaudited)	December 31, 2008
Current assets
Cash	$11,955	$8,502
Prepaid and deposits (note 4)	60,333	67,588
	$72,288	$76,090

Mineral properties (note 5)	-	169,000
Capital assets (note 6)	380,890	472,534

Total assets	$453,178	$717,624

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$840,190	$992,229
Due to related parties (note 7)	978,578	796,374
Note payable (note 8)	322,972	211,441
Loan payable - current portion (note 9)	38,781	35,297
	$2,180,521	$2,035,341
Long term liabilities
Loan payable - long term portion (note 9)	83,265	110,203

Total Liabilities	$2,263,786	$2,145,544

SHAREHOLDERS= EQUITY (DEFICIENCY)
Authorized Shares 100,000,000 Common shares, $0.0001 par value 50,000,000 Preferred shares, $0.0001 par value
Issued and outstanding
22,500,000 Common shares (note 10)	$2,250	$2,250
Paid-in capital	3,972,750	3,972,750
Deficit accumulated during exploration stage	(5,785,608)	(5,402,920)
Shareholders= deficiency	(1,810,608)	(1,427,920)
Total liabilities and shareholder=s deficiency	$453,178	$717,624

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(b) Consolidated Statements of Operations and Deficit

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in US dollars)

(unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		Cumulative from inception on March 24, 2005 to September 30, 2009
	2009	2008	2009	2008
Expenses
Field camps expenses	$-	$15,407	$231	$284,972	$347,884
Surveying	-	750	1,035	14,532	50,700
Geochemistry	-	-	661	122,241	145,113
Geology	-	26,939	4,900	240,156	513,766
Drilling	-	(69,709)	900	1,805,821	2,779,677
Environmental testing	-	6,793	-	251,135	27,884
Mineral properties	25,000	-	75,000	100,000	438,045
Consulting fees - related parties	-	-	-	-	12,400
Consulting fees - other	-	-	-	1,150	6,759
Management fees	-	-	-	-	2,000
Professional fees	27,264	15,624	107,841	94,489	685,336
General and administrative expenses	41,129	53,227	113,456	282,482	583,278
Depreciation	31,495	25,606	88,792	75,102	205,306
	(124,888)	(74,637)	(392,816)	(3,046,080)	(5,798,148)

Gain on Sale of Asset	3,250	-	3,408	-	3,408
Rental Income	-	-	6,300	-	6,300
Interest Income	88	-	420	984	2,832
Net Loss	$(121,550)	$(74,637)	$(382,688)	$(3,045,096)	$(5,785,608)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.14)

Weighted average number of common shares	22,500,000	22,500,000	22,500,000	22,500,000

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(c) Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the nine month period ended September 30, 2009	For the nine month period ended September 30, 2008	Cumulative from inception on March 24, 2005 to September 30, 2009

CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(382,688)	$(3,045,096)	$(5,785,608)
Depreciation	88,792	75,102	205,306
Shares issued for mineral properties	-	-	100,000
Accrued interest included in the note payable	15,822	7,408	27,263
Gain on sale of asset	(3,408)	-	(3,408)

Change in non cash working capital balance
Accounts payable	18,971	726,351	1,011,200
Prepaid and deposits	7,255	(49,078)	(50,333)
	(255,256)	(2,285,313)	(4,495,580)

Financing activities:
Loan payable repayment	(23,454)	-	(23,454)
Note payable	95,709	200,000	295,709
Due to related parties/advances	182,204	643,466	978,578
Common shares issued	-	-	3,875,000
	254,459	843,466	5,125,833
Investing activities:
Proceeds from sale of capital asset	4,250		4,250
Purchase of capital assets	-	(249,703)	(443,548)
Purchase of a certificate of deposit	-	(10,000)	(10,000)

Mineral properties	-	-	(169,000)
	$4,250	$(259,703)	$(618,298)
Net increase (decrease) in cash & cash equivalents	3,953	(1,701,550)
Cash, beginning of the period	8,502	1,712,947
Cash, end of the period	$11,955	$11,397	$11,955

Non-monetary transactions
Sale of mineral properties	$169,000	$-
Sale of capital asset	$2,010	$-

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(d) Consolidated Statements of Shareholders= Equity (Deficiency)

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS= EQUITY (DEFICIENCY)

For the Nine Month Period Ended September 30, 2009

(Stated in US dollars)

(unaudited)

	Common Shares		Preferred Shares		Paid-in- capital	Accumulated deficit	Total shareholders= equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	-	-	$48,750	$ -	$50,000
Net loss for the year	-	-	-	-	-	(97,637)	(97,637)
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per shares	5,000,000	500	-	-	999,500	-	1,000,0000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance as of December 31, 2006	17,500,000	1,750	-	-	1,048,250	(331,537)	718,463

Shares issued on July 23, 2007 at $0.20 per share	500,000	50	-	-	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	-	-	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	-	-	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	-	-	2,374,750	-	2,375,000
Net loss for the year	-		-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	-	-	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	-	-	(3,189,473)	(3,189,473)
Balance at December 31, 2008	22,500,000	$2,250	-	-	$3,972,750	$(5,402,920)	$(1,427,920)
Net loss for the period	-	-	-	-	-	$(382,688)	$(382,688)
Balance at September 30, 2009	22,500,000	$2,250	-	-	$3,972,750	$(5,785,608)	$(1,810,608)

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(e) Notes to the Condensed Consolidated Financial Statements

GENTOR RESOURCES, INC.

(An Exploration State Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2009

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2009, the Company has a loss from operations of $382,688 and accumulated deficit of $5,785,608 which raises substantial doubt on the Company’s ability to continue as a going concern.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of the Company for the nine month periods ended September 30, 2009 and 2008 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein.  Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), but which is not required for interim reporting purposes, has been omitted.  The accompanying interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.  The results of operation for the period are not necessarily indicative of the results to be expected for the full year.

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

Fair Value Measures

In September 2006, the FASB issued SFAS No. 157 (ASC 820-10), “Fair Value Measures.” (“SFAS No. 157 (ASC 820-10)”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 (ASC 820-10) does not require any new fair value measurements. SFAS No. 157 (ASC 820-10) is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 (ASC 820-10) did not have a material impact of the Company’s financial statements.

FASB Staff Position No. FAS-157-2 (ASC 820-10) provided for a deferred implementation relating to non-financial assets and non-financial liabilities to January 1, 2009. This did not have an impact on the Company’s financial statements.

Effective January 1, 2008, we implemented SFAS No. 157 (ASC 820-10) for our financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period.

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

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157 (ASC 820-10), the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2009:

		Fair Value Measuring Reporting Date Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$11,955	$11,955	-	-
Certificate of deposit	$10,000	$10,000	-	-

3.

RECENT ACCOUNTING PRONOUCEMENTS

In June 2009, the FASB issued Statement No. 168 (ASC 105-10), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“FAS 168 (ASC 105-10)”). FAS 168 (ASC 105-10) will become the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FAS 168 (ASC 105-10) is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial statements.

On May 28, 2009, the FASB issued FAS 165 (ASC 855-10), Subsequent Events (“FAS 165 (ASC 855-10)”).  FAS 165 (ASC 855-10) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements.  However, an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before the financial statements are issued or are available to be issued.  It states that an entity should disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for annual and interim periods ending after June 15, 2009.  The adoption of this standard did not have a significant impact on the Company's financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1 (ASC 825-10), Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 (ASC 825-10)”).  FSP 107-1 (ASC 825-10) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 (ASC 825-10) also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures summarized financial information at interim reporting periods.  FSP 107-1 (ASC 825-10) shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may have to early adopt FSP 107-1 (ASC 825-10)  if certain requirements are met.  FSP 107-1 (ASC 825-10) does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 107-1 (ASC 825-10) requires comparative disclosures only for periods ending after initial adoption.  The Company has adopted this standard and there was no material impact on the financial statements; however, there is additional disclosure required in Note 9. The fair value of other financial instruments approximates their carrying value.

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

5.

MINERAL PROPERTIES

Idaho Project

On July 3, 2007, the Company acquired through its wholly-owned subsidiary, Gentor Idaho, a fee simple title for a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 miner’s inches of water rights. In addition, through a staking program, the Company also acquired 66 lode claims and 5 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $9,940 per annum ($140 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management in order to retain the Staked Claims. In June 2009, the 75 Acre Parcel was sold for $169,000 to a vendor (the “Buyer”) in exchange for a reduction in accounts payable that the Company owed this vendor. However, in connection with the sale of the 75 Acre Parcel to the Buyer, the Company was granted (1) a 10-day right of first refusal to purchase the 75 Acre Parcel in the event the Buyer received a bona-fide offer to sell said property and (2) an option to repurchase the 75 Acre Parcel for a purchase price of $169,000 at any time on or before December 31, 2010.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company's common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash is due on or before the second and third anniversary date of the

Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each of March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  The $25,000 payments that were due, respectively, on March 1, 2009, May 1, 2009 and July 1, 2009 have been paid to the Idaho Claim Owner, and the $25,000 payment that was due on September 1, 2009 was paid to the Idaho Claim Owner after September 30, 2009.  In the event the Idaho Claim Owner notifies the Company in writing that a $25,000 payment has not been paid, the Company has 20 days to cure such breach, and if the Company cannot cure such breach within the foregoing 20 day period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim owner's rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

6.

CAPITAL  ASSETS

September 30, 2009

	Cost	Accumulated Depreciation	Net Book Value (unaudited)
Vehicle (1)	$29,790	$27,103	$2,687
Mining Equipment	190,322	57,269	133,053
Building	358,241	113,091	245,150
	$578,353	$197,463	$380,890

(1) Includes an asset held for sale with a net book value of $2,687.

December 31, 2008

	Costs and additions during the year	Accumulated Depreciation	Net Book Value
Vehicle	$37,790	$23,660	$14,130
Mining Equipment	193,017	22,257	170,760
Building	358,241	70,597	287,644
	$589,048	$116,514	$472,534

7.

RELATED PARTY TRANSACTIONS

As at September 30, 2009 an amount of $701,800 in the aggregate (December 31, 2008 - $604,096) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company who also serves as a director and an executive vice president of the Company. As well $194,969 (December 31, 2008 - $192,278) was advanced by a Director and officer of the Company. An amount of $2,134 was due to a Director for a reimbursement of expenses. These advances are unsecured, non-interest bearing and re-payable upon demand.

During the nine month period ended September 30, 2009, an amount of $3,000 in the aggregate (September 30, 2008 - $104,750  paid to three directors), was paid to one director of the Company for services rendered to the Company during the year. This amount is included in the Company's consolidated statements of operations and deficit under geology and drilling expenses.

In June 2009, an amount of $79,675 was advanced by two directors of the Company and used to repay accounts payable owed by the Company, which is still owing as of September 30, 2009.

8.         NOTE PAYABLE

On April 9, 2009, the Company entered into a promissory note payable (the “Note”) in the amount of $106,209. The Note bears simple interest at a rate of 8% per annum and is unsecured and due on demand. This Note is in addition to that certain note (the “Previous Note”) that the Company entered into on April 14, 2008 in the amount of $200,000.  The Previous Note bears simple interest at a rate of 8% per annum and is unsecured and due on demand. During the third quarter of 2009, $10,500 was repaid to the lender of the foregoing notes.

9.         LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principal and interest payments of $3,156.  The current portion, which is payable within 1 year, is $38,781.  As of September 30, 2009, the loan payable repayments for each of the years ending December 31 are as follows:

	2009	2010	2011	2012	Total
Loan Payment	$11,843	$36,006	$36,729	$37,468	$122,046

The estimated fair value of the loan is $116,000 and it is calculated using the borrowing rates for loans with similar terms and maturities.

10.

SHARE CAPITAL

On September 1, 2009 (the “Capital Stock Effective Date”), the Company filed an amendment to its existing amended and restated articles of incorporation (the “Existing Articles”) with the Secretary of State of the State of Florida to increase the authorized capital stock of the Company.

Prior to Capital Stock Effective Date, the authorized capital stock of the Company consisted of Fifty Million (50,000,000) shares, of which (i) Thirty Seven Million Five Hundred Thousand (37,500,000) shares (each with a par value of $0.0001) were a class designated as common stock and (ii) Twelve Million Five Hundred Thousand (12,500,000) shares (each with a par value of $.0001) were a class designated as preferred stock.

As of the Capital Stock Effective Date, the authorized capital stock of the Company was increased such that the authorized capital stock of the Company now consists of  One Hundred Fifty Million (150,000,000) shares, of which (i) One Hundred Million (100,000,000) shares (each with a par value of $0.0001) is a class designated as common stock and (ii) Fifty Million (50,000,000) shares (each with a par value of $.0001) is a class designated as preferred stock.

Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at September 30, 2009, the Company had outstanding 22,500,000 (December 31, 2008 -  22,500,000) common shares and no preferred shares.

11.

INCOME TAXES

For income tax purposes the Company had approximately $382,000 of net operating losses for the nine month period ended September 30, 2009, which can be used to offset future taxable income.  During the year ended December 31, 2008, the Company incurred net losses, and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The net operating loss carryforward is approximately $5,918,000 at September 30, 2009.  No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is not likely to be realized through known future revenue sources.

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

13.

SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to September 30, 2009 through November 9, 2009 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued November 9, 2009.

Item 2.   Management=s Discussion and Analysis of Financial Condition and Results of

   Operations.

The following discussion of our financial condition and results of operations constitutes management=s review of the factors that affected our financial performance for the three months ended September 30, 2009. This discussion is intended to further the reader=s understanding of the interim consolidated financial condition and results of operations of our company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

Cautionary Statement Regarding Forward-Looking Statements

The information provided in this Form 10-Q (the AReport@) may contain Aforward looking@ statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we Abelieve@, Aanticipate@, Aexpect@, Aintend to@ or Aplan to@, as well as, other similar expressions and/or statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors and/or risks could cause our actual results to differ materially from those expressed or implied by these statements, including, but not limited to:

$

risks related to our properties being in the exploration stage

$

risks related to our limited operating history

$

risks related to mineral exploration and development activities

$

risks related to our title and rights in and to our mineral properties

$

risks related our mineral operations being subject to government regulation

$

risks related to the competitive industry of mineral exploration

$

risks related to our ability to obtain additional capital to develop our resources, if any

$

risks related to the fluctuation of prices for precious and base metals

$

risks related the possible dilution of our common stock from additional financing activities

$

risks related to our subsidiary activities

$

risks related to our shares of common stock

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

Overview

In this Report, references to Awe,@ Aus,@ Aour@ and/or the ACompany@ refer to Gentor Resources, Inc., a Florida corporation.

We are a Florida corporation formed under the name of Gentor Resources, Inc. on March 24, 2005. We have one (1) wholly owned subsidiary, Gentor Idaho, Inc., an Idaho corporation (AGentor Idaho@), which was formed on June 28, 2007.

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

Since our inception, we have acquired rights to mineral properties in (i) the state of Montana (the AMontana Project@), (ii) the state of Idaho (the AIdaho Project@) and (iii) the Nunavut Territory, which is located in the eastern Canadian Arctic (the ANunavut Project@).  As of the date of this Report, we have terminated our rights to explore the Montana Project and the Nunavut Project, but we still maintain our rights to explore the Idaho Project, which is a molybdenum-tungsten project located in east-central Idaho.

Our rights to explore the Idaho Project are derived from that certain Idaho Option Agreement (the AIdaho Option Agreement@) dated effective as of March 1, 2007, which is a mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the AOptioned Properties@) in Lemhi County, Idaho. In order to preserve our rights to explore the Idaho Project, the Company is required to make the following payments to the Idaho claim owner according to the terms of the Idaho Option Agreement: (i) $100,000 in cash was due on or before the second anniversary of the Idaho Option Agreement (March 1, 2009), (ii) $100,000 in cash is due on or before the third anniversary of the Idaho Option Agreement (March 1, 2010), (iii) $200,000 in cash is due on or before the fourth anniversary date of the Idaho Option Agreement (March 1, 2011), and (iv) $200,000 in cash is due on or before each subsequent anniversary date of the Idaho Option Agreement thereafter until the purchase price of Five Million Dollars ($5,000,000) is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009 (the second anniversary date of the Idaho Option Agreement), the Idaho claim owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  The $25,000 payments that were due, respectively, on March 1, 2009, May 1, 2009 and July 1, 2009 have been paid to the Idaho Claim Owner, and the $25,000 payment that was due on September 1, 2009 was paid to the Idaho Claim Owner after September 30, 2009.  In the event the Idaho Claim Owner notifies the Company in writing that a $25,000 payment has not been paid, the Company has 20 days to cure such breach, and if the Company cannot cure such breach within the foregoing 20 day period, then the Idaho Claim Owner can terminate the Idaho Option Agreement, in which event we could lose our rights to explore the Idaho Project.

The Idaho Project, the Company's only current mineral property, is without known reserves and all of our exploration activities with respect to the Idaho Project to date have been exploratory in nature. There is no assurance that a Acommercially viable@ mineral deposit (that is, that the potential quantity of a mineral deposit and its market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such mineral deposit (if any), would justify a decision to do so) exists at the Idaho Project and further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of the mining of the Idaho Project can be determined. Moreover, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists at the Idaho Project. We do not have sufficient financing to undertake the continued exploration of the Idaho Project at the present time and there is no assurance that we will be able to obtain the necessary financing. As such, we intend to raise additional capital and/or seek a joint venture partner to finance the further exploration of the Idaho Project.

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

Results of Operations

Since our inception on March 24, 2005, we have been classified as an Aexploration stage company@ (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three months ended September 30, 2009 was $121,550 as compared to a net loss of $74,637 for the three months ended September 30, 2008.  The foregoing increase of $46,913 is attributable primarily to the $25,000 payment to the Idaho claim owner and higher professional fees in the third quarter of 2009 compared to the third quarter of 2008.  Our net loss for the nine months ended September 30, 2009 was $382,688 compared to a net loss of $3,045,096 for the nine months ended September 30, 2008. This decrease in net losses is attributable primarily to the lack of any substantive exploration activity undertaken by the Company in the first three quarters of 2009.

Since essentially no exploration activities were undertaken during the three months ended September 30, 2009, we did not spend any substantive monies in connection with the exploration and evaluation of the Idaho Project during such time period. Even though we did not undertake any substantive exploration activities during the three and nine months ended September 30, 2009, we did incur corporate and administrative costs of $68,393 and $221,297, respectively, for the three and nine months ended September 30, 2009, compared with $68,851 and $378,121, respectively, for the same periods in 2008, which is consistent with our significantly decreased activity levels. These costs include general office expense, general legal expenses, and accounting and compliance costs.

Depreciation costs for the three and nine months ended September 30, 2009 were $31,495 and $88,792, respectively, compared to $25,606 and $75,102 of deprecation costs for the same periods in 2008.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of the Idaho Project and there is no assurance that we will be able to obtain the necessary financing.

Our net cash balance at September 30, 2009 was $11,955, compared to $8,502 as at December 31, 2008.  We did experience an increase of $254,459 in financing activities which was primarily the result of loan proceeds in the amount of $95,709 and $182,204. However, this increase in financing activities was offset by $255,256 of operating activities which was the result of spending on general corporate and administrative costs.

Total assets at September 30, 2009 were $453,178 compared to $717,624 as at December 31, 2008.  The change in these balances reflects the sale of a 75 acre parcel of land located in Lemhi County, Idaho (see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this Report).

Current liabilities at September 30, 2009 were $2,180,521 compared to $2,035,341 as at December 31, 2008.   This increase in current liabilities is the result of the nonpayment of accounts payable and indicates that we believe that we will need to obtain additional financing in order to continue our exploration program.

As of the date of this Report, we intend to concentrate our available resources towards the exploration of the Idaho Project.  In late July of 2007, we commenced Phase 2 of the drilling program recommended by Wardrop, the Company=s consultant, in order to test for the potential of a large scale molybdenum deposit being present under the AIMA Mine@ located at the Idaho Project.  Phase 1 of our drilling program consisted of drilling five (5) core holes from surface totaling 7,200 feet in order to substantiate prior work and to test continuity along a 1,000 foot strike length. Due to frequent breakdowns of the contractor's  equipment, our Phase 1 drilling program fell behind schedule.  However, despite the delays during the Phase 1 drilling program, an inspection of the drill core from the first hole revealed visible molybdenum sulphide, and based on the foregoing preliminary finding, we decided to engage the services of a second drill contractor to commence Phase 2 of the drill program. Phase 2 of our drilling program consisted of drilling an additional five (5) core holes from the surface and cost approximately $2,500,000 to complete.  As of the date of this Report, we have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the Idaho Project when and if we can obtain the additional financing necessary to enable us to continue such exploration.  We believe that it will cost approximately  $3,000,000 to complete our Phase 3 exploration program; however, there is no assurance that we will be able to obtain the necessary financing and/or commence Phase 3 of exploration program.

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

Going Concern

We believe that we will require a minimum of approximately $425,000 to meet our capital requirements of the next twelve months for the following estimated expenses: (i) $125,000 to maintain our rights to the Idaho Project and (ii) $300,000 for general and administrative expenses, which includes legal fees and audit fees.

Since our cash balance at September 30, 2009 was $11,955, we currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.

In addition to our minimum capital requirements for the next twelve  months, we also believe that we will also require (i) approximately $3,000,000 to commence and complete the Phase 3 exploration program of the Idaho Project (of the foregoing amount, we intend to use approximately $2,700,000 for drilling expenses and $300,000 for geological studies expenses) and (ii) approximately $2,200,000 to discharge and/or reduce our current liabilities.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, our recurring net losses and negative cash flows from operations, our independent auditors have included an explanatory paragraph in their audit report concerning these matters which raise substantial doubt about the Company=s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Changes in Accounting Policies

We did not change our accounting policies during the three months ended September 30, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, which is the same person, we have evaluated the effectiveness of the design and operation of the Company's Adisclosure controls and procedures,@ as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the AExchange Act@), as of the end of the period covered by this quarterly  report (the AEvaluation Date@).

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below:

$

The Company lacks proper segregation of duties.  We believe that the lack of proper segregation of duties is due to our limited resources.

$

The Company lacks accounting personnel with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

Management has concluded that until we have sufficient financial resources to supplement our accounting personnel, a material weakness with respect to our Company=s internal control over financial reporting will continue. Furthermore, management believes that the material weakness identified above did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

The term Ainternal control over financial reporting@ is defined as a process designed by, or under the supervision of, the registrant=s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant=s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

$

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

$

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

$

 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant=s assets that could have a material effect on the financial statements.

Changes in Internal Controls. There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (4)
3.02	Bylaws(2)
3.03	Amendment to Amended and Restated Articles of Incorporation (8)
4.01	Form of Specimen Stock Certificate for the Company=s Common Stock (2)
10.01	Amended and Restated Option Agreement (3)
10.02	Mineral Lease Agreement and Option to Purchase (5)
10.03	Assignment Agreement (5)
10.04	Warranty Deed (5)
10.03	Securities Purchase Agreement (6)
10.04	Warrant Agreement (6)
10.05	Nunavut Assignment Agreement (7)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal financial officer of the Company (1)

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Lloyd J. Bardswich as principal executive officer of the Company (1)

_______________________________

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

2007)

(8)

Filed as part of Form 8-K dated September 1, 2009 (filed September 2, 2009)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: November 9, 2009

/s/ Lloyd J. Bardswich

____________________

By: Lloyd J. Bardswich, President and

              principal executive officer

Date: November 9, 2009

/s/ Lloyd J. Bardswich

______________________

By: Lloyd J. Bardswich, principal financial

              officer