Form 10-K
period 2009-12-31
Gentor Resources, Inc.
filed 2010-03-05
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form ____________________ to ____________________.

Commission file number 333-130386

GENTOR RESOURCES, INC.

---------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Florida --------------------	20-2679777 --------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2289 Pahsimeroi Road

Patterson, Idaho 83253

-------------------------------------------

(Address of principal executive offices)(Zip Code)

(406) 287-3046

-----------------------

(Registrant=s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports).  YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of Alarger accelerated filer,@ Aaccelerated filer@ and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filed ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, was $10,088,430 (based upon the last reported sale price of $1.50 per Share of Common Stock as quoted on the OTC Bulletin Board on June 30, 2009).

As of the date hereof, there were 22,500,000 shares of the registrant's $0.0001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I.

Item 1.

Business.

Item 1A.

Risk Factors.

Item 1B.

Unresolved Staff Comments.

Item 2.

Properties.

Item 3.

Legal Proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

PART II.

Item 5.

Market for Registrant=s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Principal Accountant Fees and Services.

Item 15.

Exhibits, Financial Statements Schedules.

Cautionary Statement Regarding Forward-Looking Statements

The information provided in this Form 10-K (the AReport@) may contain Aforward looking@ statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we Abelieve@, Aanticipate@, Aexpect@, Aintend to@ or Aplan to@, as well as, other similar expressions and/or statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors and/or risks could cause our actual results to differ materially from those expressed or implied by these statements, including, but not limited to:

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

Since our inception, we have acquired rights to mineral properties in (i) the state of Montana (the AMontana Project@), (ii) the state of Idaho (the AIdaho Project@) and (iii) the Nunavut Territory, which is located in the eastern Canadian Arctic (the ANunavut Project@). As of the date of this Report, we have terminated our rights to explore the Montana Project and the Nunavut Project, but we still maintain our rights to explore the Idaho Project, which is a molybdenum-tungsten project located in East-Central Idaho. For a more detailed description of the Idaho Project, please see the information contained in Part I, Item 2 of this Report in the section entitled AProperties.@

Registered Offering on Form SB-2

On November 13, 2006 (the AEffective Date@), the SEC declared our registration statement on Form SB-2 (the ARegistration Statement@) effective and assigned  file number 333-130386 to the Registration Statement.

On November 14, 2006, we commenced an offering (the AOffering@) of up to 5,000,000 shares (after giving effect to the March 2007 Split, as such AMarch 2007 Stock Split@ is defined below) of our common stock, at a price per share of $0.20 (after giving effect to the March 2007 Split) of our common stock, for an aggregate Offering price of $1,000,000.

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

Stock Split

On February 26, 2007, the board of director (the ABoard of Directors@) of the Company executed a written action by unanimous written consent of the directors in lieu of a special meeting of the directors (the AStock Split Director Action@) which authorized the Company to amend and restate its Articles of Incorporation to effectuate a 25 for 1 forward split (the AMarch 2007 Split@) of our common stock and increase the authorized shares of common stock from 1,500,000 to 37,500,000. The Stock Split Director Action was approved by the holders of a majority of our common stock at such time by a written action of the shareholders in lieu of a special meeting of the shareholders (the AStock Split Shareholder Action@) and on March 1, 2007, the Company filed its amended and restated articles of incorporation (the ARestated Articles@) which provided that upon the filing of the Restated Articles with the Secretary of State of the State of Florida, each one (1) share of the $0.0001 par value common stock of the Company outstanding as of the close of business on February 28, 2007 (the ARecord Date@) was to be divided into twenty five (25) shares of the $0.0001 par value common stock of the Company.

Amendment to The Restated Articles To Increase The Authorized Capital Stock of the Company

On August 24, 2009, the Board of Director of the Company executed a written action by unanimous written consent of the directors in lieu of a special meeting of the directors (the “Capital Stock Director Action”) which authorized the Company to amend the Restated Articles to increase the authorized capital stock of the Company.

On August 25, 2009, the Capital Stock Director Action was approved by a the holders of a majority of our common stock by a written action of the shareholders in lieu of a special meeting of the shareholders (the “Capital Stock Shareholder Action”) and on September 1, 2009, the Company filed the amendment (the “Amendment”) to the Restated Articles with the Secretary of State of the State of Florida. The Amendment was deemed to be effective upon its filing with the Secretary of State of the State of Florida.

Prior to effectiveness of the Amendment, the authorized capital stock of the Company consisted of Fifty Million (50,000,000) shares, of which (i) Thirty Seven Million Five Hundred Thousand (37,500,000) shares (each with a par value of $0.0001) were designated as common stock and (ii) Twelve Million Five Hundred Thousand (12,500,000) shares (each with a par value of $0.0001) were designated as preferred stock. After the effectiveness of the Amendment, which was on September 1, 2009, the authorized capital stock of the Company was increased such that the authorized capital stock of the Company now consists of One Hundred Fifty Million (150,000,000) shares, of which (i) One Hundred Million (100,000,000) shares (each with a par value of $0.0001) is a class designated as common stock and (ii) Fifty Million (50,000,000) shares (each with a par value of $0.0001) is a class designated as preferred stock.

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

The Idaho Project, the Company=s only current mineral property, is without known reserves and all of our exploration activities with respect to the Idaho Project to date have been exploratory in nature. There is no assurance that a “commercially viable” mineral deposit (that is, that the potential quantity of a mineral deposit and its market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such mineral deposit (if any), would justify a decision to do so) exists at the Idaho Project and further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of the mining of the Idaho Project can be determined. Moreover, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists at the Idaho Project. We do not have sufficient financing to undertake the continued exploration of the Idaho Project at the present time and there is no assurance that we will be able to obtain the necessary financing. As such, we intend to raise additional capital and/or seek a joint venture partner to finance the further exploration of the Idaho Project.

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

In addition to the fact that there is aggressive competition within the mineral exploration industry, the mining industry, in general, is a speculative venture involving substantial risk that relies on numerous untested assumptions and variables.  Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be  profitably mined.  We are unable to provide any assurance that a ready market will exist for the sale of any mineralization which might otherwise be discovered and/or extracted from the Idaho Project and/or any other mineral properties which we might otherwise acquire. Furthermore, similar to other mineral exploration companies, including our competitors, we are also subject to many unforeseen risks and expenses incident to exploring and developing mineral properties such as delays in governmental or environmental permitting, changes in the legislation governing the mining industry that might alter our ability to conduct our operations as planned, the availability of reasonably priced insurance products, unexpected construction costs necessary to create and maintain a production facility, and normal fluctuations in the general markets for the minerals and/or metals to be produced.  These risks and expenses, while beyond our control, can materially adversely affect our business and cause our business to fail. Moreover, the search for valuable minerals involves numerous hazards and risks, such as cave-ins, environmental pollution liability, and personal injuries.  We currently have no insurance against the risks of mineral exploration, and we do not expect to obtain any such insurance in the foreseeable future, other than the liability insurance which we might otherwise be contractually required to maintain. If we were to incur such a hazard or risk, the costs of overcoming same may exceed our ability to do so, in which event we could be required to liquidate all our assets and cease our business operations.

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

U.S. Federal Environmental Laws:

The U.S. Forest Service (the AUSFS@) and the U.S. Bureau of Land Management (the AUSBLM@) require that mining operations on lands subject to their respective regulations obtain an approved plan of operations that is subject to the Federal Land Policy Management Act, the Code of Federal Regulations and a review of environmental impacts under the National Environmental Policy Act. Any significant modifications to an approved plan of operations would require the submission of amendments and the completion of an environmental assessment or an Environmental Impact Statement prior to the approval of any such modification to a plan of operations. Generally, mining companies must post a bond or other surety to guarantee the cost of post mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

The U.S. Environmental Protection Agency administers the Clean Water Act.  Any discharge of industrial waters or pollutants into any waters of the Unites States must be permitted under a National Pollution Discharge Elimination System (the ANPDES@) permit.  Mining companies seeking to discharge mine or mineral process water into waters of the United States must first obtain an NPDES permit, which may contain stipulations regarding water treatment and monitoring. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act (the “RCRA”), mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. The Bevill exclusion to the RCRA excludes solid waste from the extraction, beneficiation, and processing of ores and minerals from regulation as hazardous waste under Subtitle C of the RCRA Any future mining operations at the Idaho Project may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (ACERCLA@) also imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to the Idaho Project or their respective surrounding areas.

Idaho Laws:

Mining in the State of Idaho is subject to federal, state and local law. Three types of laws are of particular importance to the Idaho Project are those affecting land ownership and mining rights, those regulating mining operations, and those dealing with environmental protection.  Mineral exploration activities are not regulated by the State of Idaho. As such, we may conduct exploration activities on private properties without approval by any state government agency. However, activities that may impact streams or stream beds or banks are regulated by the Idaho Department of Environmental Quality.  Therefore, in order to expand our exploration activities at the Idaho Project onto Federal land or across Patterson creek, we will be required to secure permits for bridging Patterson creek if the banks of the creek are to be disturbed, maintain approval to work on such Federal Lands from the USBLM, and secure and/or maintain any other authorizations required to conduct our exploration program.

Anticipated Costs and Effects of Compliance With Government Regulations

If we continue with our exploration activities at the Idaho Project, we anticipate that our primary near term cost of compliance with applicable environmental laws is likely to be less than $25,000. A bond in the amount of $10,000 is currently obligated for reclamation of exploration disturbances on the lands of the BLM. These costs will be primarily the costs of reclamation of disturbances on Federal Lands administered by the U.S. Bureau of Land Management and/or the U.S. Forest Service, and the provision of bonds to ensure that the reclamation is done to the satisfaction of the foregoing governmental agencies.

As of the date of this Report, our exploration activities with respect to the Idaho Project have been confined to private lands occupied by us under a lease/option to purchase agreement, as more specifically described below in Part I, Item 2 of this Report in the section entitled AProperties.@ Since out exploration activities have been confined to private lands, our operations do not require USBLM or USFS permits and are not governed by their regulations. In the event we expand our exploration activities, we have obtained approval to drill additional holes on USBLM land on both sides of Patterson creek, but we have not yet accessed those sites.  Access to these lands does require trespass on a USBLM administered public road.  Permission by the USBLM to use this road has already been received by us. Our use of this road could result in a much higher than normal level of traffic.  Higher levels of traffic could increase the potential for accidents, and could result in increased sediment being generated and possibly entering the adjacent Patterson Creek.  To preclude these possibilities, the USBLM has granted us permission to conduct routine maintenance on this road, consisting of improving sight distances, constructing a cross fall away from the creek and surfacing the road where possible with rock to minimize erosion and filter sediment.

We anticipate a future need to discharge mine water to ground water on land controlled by us. Discharging mine water to groundwater requires compliance with the State of Idaho Ground Water Quality Rule which is administered by the Idaho Department of Environmental Quality.  The rule does not in and of itself create a permit requirement, but it does stipulate required water quality standards which must be met. The U.S. Environmental Protection Agency (the “EPA”) does not regulate discharges to ground water but may require a demonstration that the discharge does not have a direct connection to surface water. A permit may be required from Lemhi County for the same. The U.S. Army Corps of Engineers has indicated that their approval for the project is not required. In order to meet the water quality standards established by the State of Idaho, a water treatment facility will have to be designed, constructed and operated in accordance with the instructions from the consulting engineers hired by us for these purposes.

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

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Idaho Project

The Idaho Project is a molybdenum-tungsten project located in East-Central Idaho and is sometimes referred to herein as the AIMA Mine.@

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

Location and Access

The IMA Mine is located on the western edge of Lemhi County in east Central Idaho, which is near the major communities of Salmon and Challis.  U.S. Highway 93 runs between Salmon and Challis.  Access to the IMA mine is obtained from Highway 93 as follows:  At Mile Post 264 (which is approximately 18 miles North East of Challis), turn south on the paved Pahsimeroi Road (a.k.a. AFarm to Market Road@), then proceed southerly 24 miles to the Hamlet of Patterson, then turn East on the Patterson Creek Road (a 4x4 access road) and proceed for 1 mile to the IMA Mine.

Nature and Extent of the Company=s Rights to the Idaho Project

Effective as of March 1, 2007, Bardswich LLC, an Idaho limited liability company (ABardswich LLC@), an entity that is owned and controlled by Lloyd J. Bardswich, who is the president, treasurer, chief financial officer and a director of the Company, and IMA-1, LLC, a Montana limited liability company (the AIdaho Claim Owner@) entered into that certain Mineral Lease Agreement and Option to Purchase (the AIdaho Option Agreement@) which relates to twenty one (21) patented mining claims (the AIMA Mine@) located over approximately 376 acres of real property and four other parcels of approximately 216 acres in Lemhi County, Idaho (collectively, the AOptioned Properties@).  In accordance with the terms of the Idaho Option Agreement, concurrently with the execution of the Idaho Option Agreement, Bardswich LLC paid the Idaho Claim Owner $40,000 in cash as the first Advanced Minimum Royalty Payment (as such term is defined herein).

On  July 23, 2007, Bardswich LLC and Gentor Idaho entered into that certain assignment agreement (the AAssignment Agreement@) whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement in exchange for $40,000 in cash and 500,000 shares of the Company=s common stock. The Idaho Option Agreement grants the Company (through Gentor Idaho) the exclusive right (the AExploration and Mineral Right@) to enter the Optioned Properties (and thus the IMA Mine) for the purpose of exploring and developing the Optioned Properties (and thus the IMA Mine), as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Idaho Option Agreement also grants the Company an option (the AOption Right@) to purchase the Idaho Claim Owner=s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000 (the APurchase Price@), excluding therefrom the right of the Idaho Claim Owner to receive a three  percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead, and zinc recovered from the IMA Mine and a five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from the Optioned Properties (collectively, the ANet Smelter Return Royalties@). The duration of the Idaho Option Agreement is indefinite so long as the Company makes the necessary scheduled payments of advanced minimum royalty payments (each an AAdvanced Minimum Royalty

Payment@)  under the Idaho Option Agreement. Bardswich LLC made an initial payment of $40,000 in cash to the Idaho Claim Owner upon execution of the Idaho Option Agreement and the Company made an additional payment of $60,000 to the Idaho Claim Owner on the six month anniversary date of the signing of the original Option Agreement as well as another additional payment of $100,000 during the month of March 2008. According to the terms of the Idaho Option Agreement, additional payments of: (i) $100,000 in cash was due on or before the second anniversary of the Idaho Option Agreement (March 1, 2009), (ii) $100,000 in cash is due on or before the third anniversary of the Idaho Option Agreement (March 1, 2010), (iii) $200,000 in cash is due on or before the fourth anniversary date of the Idaho Option Agreement (March 1, 2011), and (iv) $200,000 in cash is due on or before each subsequent anniversary date of the Idaho Option Agreement thereafter until the Purchase Price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009 (the second anniversary date of the Idaho Option Agreement), the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  The $25,000 payments that were due, respectively, on March 1, 2009, May 1, 2009, July 1, 2009 and September 1, 2009 have been paid to the Idaho Claim Owner. Similarly, on February 14, 2010, the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2010 in lieu of the $100,000 payment that would be due in full on March 1, 2010 (the third anniversary date of the Idaho Option Agreement). The $25,000 payment that was due on March 1, 2010 has not yet been paid to the Idaho Claim Owner. In the event the Idaho Claim Owner notifies the Company in writing that the $25,000 payment has not been paid, then the Company has 20 days to cure such breach, and if the Company cannot cure such breach within the foregoing 20 day period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. Even though the Idaho Claim Owner has not yet provided the Company with a written notice of default, the Company intends to pay the $25,000 payment as soon as possible and anticipates that such payment will be made to the Idaho Claim Owner before the end of June 2010. To the extent that the Company makes any Advanced Minimum Royalty Payments, the Company is entitled to receive a corresponding credit against any required Net Smelter Returns Royalties that are otherwise required to be paid to the Idaho Claim Owner under the Idaho Option Agreement.  Moreover, the Company is also entitled to receive a credit equal to all Advanced Minimum Royalty Payments and payments of Net Smelter Return Royalties against the Purchase Price. In the event the Idaho Claim Owner notifies the Company that the Company has breached a term, condition or covenant of the Idaho Option Agreement (other than the payment of monies due and payable under the Idaho Option Agreement), then the Company has at least sixty (60) days (twenty (20) days for any monetary payment obligation) to cure any such breach.  If the Company cannot cure, or begin to cure, any such breach within the cure period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. The Company also has (i) the right to terminate the Idaho Option Agreement at any time and (ii) the right to assign all or any portion of the Idaho Option Agreement to any third party.

Also, on July 3, 2007, the Company (through Gentor Idaho, its wholly owned subsidiary) acquired fee simple title to a 75 acre parcel of land (the A75 Acre Parcel@) located in Lemhi County, Idaho from Richard Bergeman and Victoria Bergeman for a purchase price of $169,000.  The 75 Acre Parcel also includes 72 miner=s inches of water rights. At or around the same time that the Company, through Gentor Idaho, acquired the 75 Acre Parcel, through a staking program, the Company also acquired 114 lode claims and 5 placer claims on federal lands (Athe Staked Claims@) located in Lemhi County, Idaho. The Company is required to pay $16,660 per annum ($140 per Staked Claim) on or before September 1st each year to the United States Department of the Interior, Bureau of Land Management, in order to retain the Staked Claims.  However, on September 1, 2009, and in order to conserve working capital, the Company decided to pay $9,940 to United States Department of the Interior, Bureau of Land Management to retain 3 of the 5 placer claims and 68 of the 114 lode claims. In June 2009, the 75 Acre Parcel was sold for $169,000 to a vendor (the “Buyer”) in exchange for a reduction in accounts payable that the Company owed this vendor. However, in connection with the sale of the 75 Acre Parcel to the Buyer, the Company was granted (1) a 10-day right of first refusal to purchase the 75 Acre Parcel in the event the Buyer received a bona-fide offer to sell said property and (2) an option to repurchase the 75 Acre Parcel for a purchase price of $169,000 at any time before or on December 31, 2010.

Map

Below is a map of the location of the IMA Mine.

History of Operations

The IMA Mine related to an underground mining operation that closed in 1957.  Prior to its closure, the IMA Mine was the fifth largest United Stated producer of tungsten, having mined over 500,000 tons of ore between 1937 and 1952.  The lowest level of the IMA Mine intersected the top of a molybdenum-bearing intrusive.  From 1978 to 1981, Inspiration Development Corporation (AInspiration@), a subsidiary of Anglo-American Corporation, entered into agreements relating to the Optioned Properties in 1978 and spent Two Million Dollars ($2,000,000.00) on the Optioned Properties to ascertain the commercial viability of the tungsten potential. The work performed by Inspiration included (i) a drilling program from underground and the surface, (ii) rehabilitation of the AD@ level of the IMA Mine and (iii) completion of basic underground development for extraction of the tungsten ore.

Present Condition of the IMA Mine

We have entered into the D level and the Zero level of the IMA Mine. The D level is in good condition and the Zero Level is in poor to fair condition.  The estimated costs to secure the safety of both levels to the extent necessary to satisfy general Mine Safety and Health Administration (the AMSHA@) regulations have not yet been determined.  Access to the lowest level (-375) is blocked by fill.  We have not attempted to enter the -375 level due to the costs anticipated and due to the fact that there is water discharging from the lower level which we believe contains metals slightly in excess of allowable limits permitted by the EPA and will require treatment to meet the allowable limits. Therefore, we do not intend to enter the -375 level and incur any liability for this water discharge until such time that we ascertain the economic merits of the property and the costs of the necessary water treatment.

Work Completed by the Company at the IMA Mine

We rehabilitated an old building of approximately 3,000 square feet on the IMA Mine-site and are presently using it for storage of materials.

We engaged contractors to drill water wells, construct water and septic sewer systems and install electrical power to both the 75 Acre Parcel and one of the valley parcels of land.

We have completed construction of a 1,000 square foot office building and a 2,000 square foot shop for core logging and sawing on one of the valley parcels of land.  We were able to occupy the foregoing structure on or around March 1, 2008.

We have improved the access roads to the Zero level and the D level and have constructed drill sites and sumps.

Current State of Exploration and/or Development of the IMA Mine

As of the date of this Report, ten (10) holes have been completed.

Company=s Proposed Plan of Exploration and/or Development of the IMA Mine

The IMA Mine is without known reserves and our proposed exploration program is exploratory in nature.

As of the date of this Report, no material exploration activities are being conducted at Idaho Project. We intend to raise additional capital and/or seek a joint venture partner to finance the further exploration of the potentially large molybdenum bearing intrusive located below the existing mine workings of the Idaho Project. However, there is no assurance that we will be able to raise any additional capital and/or find a joint venture partner who can provide the necessary capital and/or financing.  Moreover, we cannot provide any assurance that the exploration, development and/or extraction of tungsten or molybdenum would prove to be  ACommercially Viable@, that is, that the potential quantity of tungsten or molybdenum and their market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such tungsten or molybdenum deposits (if any), would justify a decision to do so.

We have previously engaged the consulting services of Wardrop Engineering, Inc. of Toronto, Canada (AWardrop@) to review the available data on the IMA Mine and to recommend an exploration program. Based on the Wardrop recommendation, in July of 2007, we commenced a two (2) phase exploration program of the IMA Mine to assess whether any Commercially Viable tungsten or molybdenum bearing mineral deposits are present.  Phase 1 of our exploration program generally consisted of surface exploration drilling and Phase 2 of our exploration program generally consisted of the same. We have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the IMA Mine as soon as we can obtain the additional financing necessary to enable us to continue such exploration; however, there is no assurance that we will be able to obtain the necessary financing and/or commence Phase 3 of exploration program. Moreover, we may, prior to the commencement (if at all) and/or completion of Phase 3 of our exploration program, determine that Commercially Viable tungsten or molybdenum deposits do not exist within the IMA Mine, in which event we anticipate that we will terminate our proposed Phase 3 exploration program.  Even if we commence and complete Phase 3 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination.

Plant and Equipment

Since our inception, we have purchased two (2) diamond saws for core cutting, two (2) all-terrain-vehicles for off road transport, three (3) used travel trailers for temporary living space and a bulldozer for road maintenance and snow removal. During the 2009 calendar year, we sold one (1) of the three (3) travel trailers and one (1) of the all-terrain-vehicles.

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

(i)

During the first quarter of 2009, the Company received a letter from counsel to Joe Antoshkiw, the owner of the Nunavut Project.  The letter alleged a claim against the Company and CRVD Inco Limited in connection with that certain Assignment and Novation Agreement (the ANunavut Assignment Agreement@) and proposed a monetary settlement in the amount of $50,000 in return of a release of claims by Antoshkiw against the Company and CRVD Inco Limited. The Company has resolved the foregoing dispute and no further action has been taken against the Company.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant=s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of October 9, 2007, our common stock has been quoted on the over-the-counter bulletin board (the AOTCBB@) under the symbol AGNTO@.  Prior to October 9, 2007, there was no public trading market for our common stock.

The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter for the last two fiscal years as reported by OTCBB.  The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year	Quarter	High	Low
2007	Fourth Quarter (1)	$2.10	$0.50
2008	First Quarter	$3.05	$1.10
2008	Second Quarter	$2.20	$1.25
2008	Third Quarter	$1.75	$1.75
2008	Fourth Quarter	$1.75	$1.26
2009	First Quarter	$1.75	$1.01
2009	Second Quarter	n/a	n/a
2009	Third Quarter	$1.01	$1.01
2009	Fourth Quarter	$1.02	$1.02
2010	First Quarter	n/a	n/a

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

Our common stock is currently considered a penny stock. Broker-dealer practices in connection with transactions in Apenny stocks@ are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.

Holders

As of the date of this Report, there were approximately eighty (80) holders of record of our common stock.

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

None.

Item 6.

Selected Financial Data.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management=s review of the factors that affected our financial performance for the twelve month period ended December 31, 2009 and December 31, 2008. This discussion is intended to further the reader=s understanding of the consolidated financial condition and results of operations of our Company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

Overview

As previously stated in this Report, we are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)), which means that we are engaged in the search for mineral deposits (reserves) which are not either in the development or production stage. Our corporate strategy is to create shareholder value by acquiring and developing highly prospective mineral properties in the United States and internationally.  As such, we aim to acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, molybdenum, nickel and copper.

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

Our net loss for the twelve months ended December 31, 2009 was $564,947 as compared to a net loss of $3,189,473 for the twelve months ended December 31, 2008. The foregoing decrease in net losses is attributable primarily to the lack of any substantive exploration activity undertaken by the Company during the twelve months ended December 31, 2009.

Since essentially no exploration activities were undertaken during the twelve months ended December 31, 2009, we did not spend any substantive monies in connection with the exploration and evaluation of the Idaho Project during such time period. Even though we did not undertake any substantive exploration activities during the 2009 calendar year, we did incur corporate and administrative costs of $310,164 for the twelve months ended December 31, 2009 compared to $418,125 for the twelve months ended December 31, 2008, which is consistent with our significantly decreased activity levels. These costs include general office expense, general legal expenses, and accounting and compliance costs.

Depreciation costs for the twelve months ended December 31, 2009 was $109,505, compared to  $110,176 of deprecation costs for the twelve months ended December 31, 2008. Since the Company did not undertake any substantive exploration activity during the twelve months ended December 31, 2009, the depreciation costs for twelve months ended December 31, 2009 were consistent and in-line with the depreciation costs for the twelve months ended December 31, 2008.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of the Idaho Project and there is no assurance that we will be able to obtain the necessary financing.

Our cash balance at December 31, 2009 was $17,547, compared to $8,502 as at December 31, 2008.  Total assets at December 31, 2009 were $385,872 compared to $717,624 as at December 31, 2008. The change in these balances reflects the write down of a drill deposit and the sale of a 75 acre parcel of land located in Lemhi County, Idaho (see Notes 4 and 5 of the Condensed Consolidated Financial Statements included in this Report).

Current liabilities at December 31, 2009 were $2,304,543 compared to $2,035,341 as at December 31, 2008.  This increase in current liabilities is the result of the nonpayment of accounts payable and further indicates that we believe that we will need to obtain additional financing in order to continue our exploration program.

As of the date of this Report, we intend to concentrate our available resources towards the exploration of the Idaho Project.  In late July of 2007, we commenced a two (2) phase exploration program recommended by Wardrop, the Company’s consultant, in order to test for the potential of a large scale molybdenum deposit being present under the IMA Mine located at the Idaho Project.  Phase 1 of our drilling program consisted of drilling five (5) core holes from surface totaling 7,200 feet in order to substantiate prior work and to test continuity along a 1,000 foot strike length. Due to frequent breakdowns of the contractor's equipment, our Phase 1 drilling program fell behind schedule.  However, despite the delays during the Phase 1 drilling program, an inspection of the drill core from the first hole revealed visible molybdenum sulphide, and based on the foregoing preliminary finding, we decided to engage the services of a second drill contractor to commence Phase 2 of the drill program. Phase 2 of our drilling program consisted of drilling an additional five (5) core holes from the surface and cost approximately $2,500,000 to complete.  As of the date of this Report, we have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the Idaho Project when and if we can obtain the additional financing necessary to enable us to continue such exploration. We believe that it will cost approximately $1,000,000 to complete a revised Phase 3 exploration program; however, there is no assurance that we will be able to obtain the necessary financing and/or commence a revised Phase 3 of exploration program. Furthermore, even if were able to commence and complete a revised Phase 3 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination.

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

 Going Concern

We believe that we will require a minimum of approximately $425,000 to meet our capital requirements of the next twelve months for the following estimated expenses: (i) $100,000 to maintain our rights to the Idaho Project and (ii)  $325,000 for general and administrative expenses, which includes legal fees and audit fees.  Since our cash balance at December 31, 2009 was $17,957, we currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.

In addition to our minimum capital requirements for the next twelve months, we also believe that we will also require (i) approximately $1,000,000 to commence and complete a revised Phase 3 exploration program of the Idaho Project (of the foregoing amount, we intend to use approximately $900,000 for drilling expenses and $100,000 for geological studies expenses) and (ii) approximately $2,300,000 to discharge and/or reduce our current liabilities.

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

Item 8.

Financial Statements and Supplementary Data.

GENTOR RESOURCES, INC.

Consolidated Financial Statements

December 31, 2009 and 2008

Contents

Page(s)
Consolidated Balance Sheets	22
Consolidated Statements of Operations	23
Consolidated Statements of Cash Flows	24-25
Consolidated Statements of Shareholders= Equity (Deficiency)	26-27
Notes to the Consolidated Financial Statements	27-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of

Gentor Resources, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period from March 24, 2005 (date of inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended December 31, 2009, the year ended December 31, 2008 and for the period from March 24, 2005 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario

March 4, 2010

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	December 31, 2009	December 31, 2008
Current
Cash	$17,547	$8,502
Prepaid and deposits (note 4)	10,836	67,588
	$28,383	$76,090

Mineral Properties (note 5)	-	169,000
Capital Assets (note 6)	357,489	472,534

Total Assets	$385,872	$717,624

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$818,807	$992,229
Due to related parties (note 7)	734,108	796,374
Note payable (note 8)	715,622	211,441
Loan payable - current portion (note 9)	36,006	35,297
	2,304,543	2,035,341
Long Term Liabilities
Loan payable - long term portion	74,196	110,203

Total Liabilities	$2,378,739	$2,145,544

SHAREHOLDERS= DEFICIENCY
Authorized 100,000,000 Common Shares, $0.0001 par value 50,000,000 Preferred Shares, $0.0001 par value
Issued and outstanding 22,500,000 Common Shares (note 10)	2,250	2,250
Paid-in capital	3,972,750	3,972,750
Deficit accumulated during the exploration stage	(5,967,867)	(5,402,920)
Shareholder deficiency	(1,992,867)	(1,427,920)
Total Liabilities and Shareholder Deficiency	$385,872	$717,624

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US dollars)

	For the year ended December 31, 2009	For the year ended December 31, 2008	Cumulative from inception on March 24, 2005 to December 31, 2009
Expenses
Field camps expenses	$722	$285,947	$348,375
Surveying	1,035	14,532	50,700
Geochemistry	661	123,880	145,113
Geology	6,400	246,213	515,266
Drilling	900	1,864,730	2,779,677
Environmental testing	-	27,884	27,884
Mineral properties	100,000	100,000	463,045
Consulting fees-related parties	-	-	12,400
Consulting fees-others	-	1,150	6,759
Management fees	-	-	2,000
Professional fees	174,647	118,996	752,143
General and administrative expenses	135,517	297,979	605,338
Depreciation	109,505	110,176	226,019
	(529,387)	(3,191,487)	(5,934,719)

Rental income	6,720	-	6,720
Gain on sale of asset	7,720	-	7,720
Loss on deposit	(50,000)	-	(50,000)
Other income	-	2,014	2,412
Net Loss	$(564,947)	$(3,189,473)	$(5,967,867)

Basic and diluted loss per common share (note 2(h))	$(0.03)	$(0.14)
Weighted average number of common shares (note 2(h))	22,500,000	22,500,000

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

	For the year ended December 31, 2009	For the year ended December 31, 2008	Cumulative from inception on March 24, 2005 to December 31, 2009
CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(564,947)	$(3,189,473)	$(5,967,867)
Depreciation	109,505	110,176	226,019
Gain on sale of asset	(7,720)	-	(7,720)
Loss on deposit	50,000	-	50,000
Shares issued for mineral properties	-	-	100,000
Accrued interest included in note payable	27,791	11,441	39,232

Change in non cash working capital balance
Accounts payable	(2,412)	780,845	989,817
Prepaid and deposits	6,752	(45,774)	(50,836)
	(381,031)	(2,332,785)	(4,621,355)

Financing activities:
Common shares issued	-	-	3,875,000
Loan payable	(35,297)	-	(35,297)
Note payable	476,389	200,000	676,389
Due to related parties/advances	(62,266)	688,043	734,108
	378,826	888,043	5,250,200

Investing Activities:
Purchase of capital assets	-	(249,703)	(443,548)
Proceeds from sale of assets	11,250	-	11,250
Mineral properties	-	-	(169,000)
Purchase of a certificate of deposit	-	(10,000)	(10,000)
	11,250	(259,703)	(611,298)
Net increase (decrease) in cash:	9,045	(1,704,445)	17,547
Cash, beginning of the period	8,502	1,712,947	-
Cash, end of the period	$17,547	$8,502	$17,547

Non-monetary Transactions:

For the Year

For the Year

Ended 12-31-2009

Ended 12-31-2008

Sale of mineral properties

$169,000

$-

Sale of capital assets

$2,010

$-

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS= EQUITY (DEFICIENCY)

For the years ended December 31, 2009 and 2008

(Stated in US dollars)

	Common Shares		Preferred Shares		Paid-In- Capital	Accumulated Deficit	Total Shareholders= Equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	-	-	$48,750	$-	$50,000
Net loss for the year	-	-	-	-	-	(97,637)	(97,637)
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per share	5,000,000	500	-	-	999,500	-	1,000,000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance at December 31, 2006	17,500,000	1,750	-	-	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	50	-	-	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	-	-	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	-	-	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	-	-	2,347,750	-	2,375,000

Net loss for the year	-	-	-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	2,250	-	-	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	-	-	(3,189,473)	(3,189,473)
Balance at December 31, 2008	22,500,000	2,250	-	-	$3,972,750	$(5,402,920)	$(1,427,920)
Net loss for the year	-	-	-	-	-	(564,947)	(564,947)
Balance at December 31, 2009	22,500,000	2,250	-	-	$3,972,750	$(5,967,867)	$(1,992,867)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009 and 2008

(Stated in US Dollars)

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2009, the Company has a loss from operations of $564,947 and accumulated deficit of $5,967,867 which raises substantial doubt on the Company’s ability to continue as a going concern.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

c)

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded as follows:

Vehicle

-Straight line over two years

Mining equipment

-Straight line over four years

Office equipment

-Straight line over four years

Building

- Straight line over five years

d)

CASH

Cash consist of bank balances, demand deposits and other short term, highly liquid investments with original maturities of three month or less.

The Company maintains cash in bank deposit accounts that at times, may exceed U.S. and Canadian federally insured limits.  We have not experienced any losses in such accounts, and we believe we are not exposed to any significant credit risks on cash equivalents.

e)

USE OF ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period.  Actual results could differ from management's best estimates as additional information becomes available in the future. Significant estimates and assumptions include those related to the recoverability of capital assets.

f)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  Included in accounts payable in CDN$47,867. The fair value of its financial instruments approximates their carrying values, unless otherwise noted.

Fair Value Measures

In September 2006, the FASB issued SFAS No. 157 (ASC 820-10), "Fair Value Measures", ("SFAS No. 157(ASC 820-10)"). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 (ASC 820-10) does not require any new fair value measurements. SFAS No. 157 (ASC 820-10) is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 (ASC 820-10) did not have a material effect on the Company's financial statements.

FASB Staff Position No. FAS-157-2 (ASC 820-10) provided for a deferred implementation relating to non-financial assets and non-financial liabilities to January 1, 2009. This did not have an impact on the Company’s financial statements.

Effective January 1, 2008, the Company implemented SFAS 157 (ASC 820-10) for its financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period.

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

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157 (ASC 820-10), the Company's financial assets that are measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash (1)	$17,547	$17,547	-	-
Certificate of deposit	$10,000	$10,000	-	-

(1) Included in cash is CDN$4,799

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

h)

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the reporting period. The weighted average common stock outstanding has been adjusted to reflect the stock split discussed in Note 10.  Diluted loss per share includes the potential dilutive effect of stock options using the treasury method.

3.

ADOPTED ACCOUNTING PRONOUCEMENTS

In June 2009, the FASB issued Statement No. 168 (ASC 105-10), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168 (ASC 105-10)”). FAS 168 (ASC 105-10) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FAS 168 (ASC 105-10) is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement did not have a material impact on the consolidated financial statements.

On May 28, 2009, the FASB issued FAS 165 (ASC 855-10), Subsequent Events (“FAS 165 (ASC 855-10)”).  FAS 165 (ASC 855-10) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements.  However, an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before the financial statements are issued or are available to be issued.  It states that an entity should disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for annual and interim periods ending after June 15, 2009.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

4.

PREPAID AND DEPOSITS

Prepaid, deposits and other receivables account includes a $10,000 certificate of deposit issued on March 11, 2009 and assigned to the United States Bureau of Land Management as a reclamation bond for the installation of a bridge crossing the Patterson creek in the Company’s Montana project. This certificate of deposit bears an interest rate of 1.75% per annum and will mature on March 11, 2010.  The certificate of deposit will automatically roll over to maintain the bond in good standing.

As at December 31, 2009, the Company wrote off an amount of $50,000 related to the drill deposit that was included in prepaid, deposits and other receivables.  There are no plans to complete the purchase of the drill at this time.

5.

MINERAL PROPERTIES

United States

Idaho Project

On July 3, 2007, the Company acquired though its wholly-owned subsidiary, Gentor Idaho, fee simple title a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 miner’s inches of water rights.  In addition, through a staking program, the Company also acquired certain lode and placer claims.  Currently, the Company retains 68 lode claims and 3 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $9,940 per annum ($140 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management, on or before September 1st of each year in order to retain the Staked Claims.  In June 2009, the 75 acre parcel was sold for $169,000 to a vendor in exchange for a reduction in accounts payable that the Company owed this vendor.  However, in connection with the sale of the 75 Acre Parcel to the Buyer, the Company was granted (1) a 10-day right of first refusal to purchase the 75 Acre Parcel in the event the Buyer received a bona-fide offer to sell said property and (2) an option to repurchase the 75 Acre Parcel for a purchase price of $169,000 at any time on or before December 31, 2010.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who is the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash is due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  All payments with respect to the second anniversary date were made accordingly. Similarly, on February 14, 2010, the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2010 in lieu of the $100,000 payment that would be due in full on March 1, 2010, the third anniversary date of the Idaho Option Agreement. The $25,000 payment that was due on March 1, 2010 has not yet been paid to the Idaho Claim Owner. In the event the Idaho Claim Owner notifies the Company in writing that the $25,000 payment has not been paid, then the Company has 20 days to cure such breach, and if the Company cannot cure such breach within the foregoing 20 day period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. Even though the Idaho Claim Owner has not yet provided the Company with a written notice of default, the Company intends to pay the $25,000 payment as soon as possible and anticipates that such payment will be made to the Idaho Claim Owner before the end of June 2010. To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim owner’s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

6.

CAPITAL  ASSETS

December 31, 2009

	Costs	Accumulated Depreciation	Net Book Value
Vehicle	$ 19,040	$19,040	$ -
Mining Equipment	179,536	54,761	124,775
Office Equipment	10,787	5,310	5,477
Building	358,241	131,004	227,237
	$ 567,603	$ 210,114	$ 357,489

December 31, 2008

	Cost	Accumulated Depreciation	Net Book Value
Vehicle	$ 37,790	$23,660	$14,130
Mining Equipment	182,230	19,644	162,586
Office Equipment	10,787	2,613	8,174
Building	358,241	70,597	287,644
	$589,048	$116,514	$472,534

7.

RELATED PARTY TRANSACTIONS

As at December 31, 2009 an amount of $459,464 in the aggregate (December 31, 2008 - $604,096) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company who also serves as a director and as executive vice-president of the Company. As well $194,969 (December 31, 2008 - $192,278) was advanced by a Director and officer of the Company.  These advances are unsecured, non-interest bearing and re- payable upon demand.

During the twelve month period ended December 31, 2009, an amount of $4,500 in the aggregate (December 31, 2008 - $109,500 paid to three directors), was paid to one director of the Company for services rendered to the Company during the period. This amount is included in the Company’s consolidated statements of operations and deficits under geology and drilling expenses.

In June 2009, an amount of $79,675 was advanced by two Directors of the Company and used to repay accounts payable owed by the Company. This amount is outstanding as of December 31, 2009.

8.

NOTE PAYABLE

On October 20, 2009, the Company entered into a promissory note payable (the “Note”) in the amount of $380,680.  The Note bears simple interest at a rate of 8% per annum and is unsecured and due on demand.  This Note is in addition to the certain notes (“the Previous Notes”) that the Company entered into on April 14, 2008 and April 9, 2009, in the amounts of $200,000 and $106,209, respectively. These Notes also bears interest at a rate of 8% per annum and are unsecured and due on demand.  During the third quarter of 2009, $10,500 was repaid to the lender of the foregoing notes. Included in the note payable is accrued interest of $39,233, of which $27,791 and $11,442 has been included in general and administrative expenses for the year ended December 31, 2009 and 2008 respectively.

9.

LOAN PAYABLE

On December 12, 2008, the Corporation entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principle and interest payments of $3,156.  The current portion, which is payable within 1 year, is $36,006.  Interest expense of $2,575 (2008 - $nil) has been included in general and administrative expense. As of December 31, 2009, the long term debt repayments for each of the years ending December 31 are as follows:

	2010	2011	2012	Total
Loan payment	$36,006	$36,729	$37,467	$110,202

The estimated fair value of the loan is $105,000 and it is calculated using the borrowing rates for loans with similar terms and maturities.

10.

SHARE CAPITAL

On September 1, 2009 (the “Effective Date”), the Company filed an amendment to the Existing Articles with the Secretary of State of the State of Florida to increase the authorized share capital of the Company. Prior to the Capital Stock Effective Date, the authorized capital stock of the Company consisted of Fifty Million (50,000,000) shares, of which (i) Thirty Seven Million Five Hundred Thousand (37,500,000) shares (each with a par value of $0.0001) were a class designated as common stock and (ii) Twelve Million Five Hundred Thousand (12,500,000) shares (each with a par value of $0.0001) were a class designated as preferred stock.

As of the Capital Stock Effective Date, the authorized capital stock of the Company was increased such that the authorized capital stock of the Company now consists of One Hundred Fifty Million (150,000,000) shares, of which (i) One Hundred Million (100,000,000) shares (each with a par value of $0.0001) is a class designated as common stock and (ii) Fifty Million (50,000,000) shares (each with a par value of $0.0001) is a class designated preferred stock.

Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at December 31, 2009, the Company had outstanding 22,500,000 (December 31, 2008 – 22,500,000) common shares and no preferred shares.

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

11.

INCOME TAXES

The Company uses the liability method, where deferred tax assets are liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting purposes. During year ended December 31, 2009, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is approximately $6,039,000 at December 31, 2009, and will expire as follows:

2025	$97,000
2026	$224,000
2027	$1,874,000
2028	$3,340,000
2029	$504,000

The significant components of future income taxes consists of the following:

As at December 31	2009	2008
Future Tax Assets
Loss carryforwards	$2,415,658	$2,214,219
Future Tax Liabilities

Capital assets	(28,176)	(52,716)
	2,387,482	2,161,503
Valuation allowance	(2,387,482)	(2,161,503)
	$-	$-

A reconciliation between incentives provided at actual rates and the basic rate of 40% of federal and state taxes is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Loss for the year	$564,947	$3,189,473
Recovery of income taxes and statutory rates	$225,979	$1,275,789
Other	-	7,942
Change in valuation allowance	(225,979)	(1,283,731)
	$-	$-

12.

CONTINGENT LIABILITY

FAS No. 5 (ASC450), “Accounting for Contingencies” requires loss contingencies to be accrued and expensed if they are probably and can be reasonably estimated.

In September of 2007, the Company entered into an Assignment & Novation Agreement (“the Nunavut Assignment Agreement”) with CVRD Inco Limited (“CVRD”) and Joe Antoshkiw (“Antoshkiw”).  In October of 2008, the Company cancelled the Nunavut Assignment Agreement.

During the first quarter of 2009, the Company received a letter from counsel to Antoshkiw, the owner of the Nunavut Project.  The letter alleged a claim against the Company and CVRD in connection with the Nunavut Assignment Agreement and proposed a monetary settlement in the amount of $50,000 in return for a release of the claims by Anthoskiw against the Company and CRVD.  The Company has resolved the foregoing dispute and no further action has been taken against the Company.

13.

SUBSEQUENT EVENTS

On January 4, 2010, the Company announced that a letter of intent had been executed with the Arabian Peninsula Projects Ltd., African Precious Minerals Ltd. and Tembo Capital LLP relating to the acquisition by the Company of all of the issued and outstanding shares of APM Mining Limited  (“APM Mining”).

On February 23, 2010 (the “Effective Date”), the Company and Arabian Peninsula Projects Ltd. entered into a Stock Exchange Agreement which contemplates a transaction (the “Transaction”) by which the Company will exchange 10,362,000 shares of the Company’s common shares for all of the issued and outstanding common shares of APM Mining.  The Company has 15 days from and after the Effective Date to terminate the Transaction at its discretion.  Upon completion of the Transaction, APM Mining will become a wholly owned subsidiary of the Company.

APM Mining is a mineral exploration company which has secured the earn-in rights to specific exploration ground holdings in the Sultanate of Oman, comprising of strategic sites identified as having significant potential for copper mineralization.

It is anticipated that upon closing of the Transaction, the Company will change its Board of Directors and appoint new officers.

The Company assessed events occurring subsequent to December 31, 2009 through March 4, 2010 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on March 4, 2010.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, which is the same person, we have evaluated the effectiveness of the design and operation of the Company's Adisclosure controls and procedures,@ as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the AExchange Act@), as of the end of the period covered by this annual report (the AEvaluation Date@).

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

Management=s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining Ainternal control over financial reporting,@ as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only a reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, which is the same person, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer and our principal financial officer have concluded that there is a material weakness in our internal control over financial reporting, and as a result of the foregoing material weakness in our internal control over financial reporting, our management has concluded that our  internal control over financial reporting was not effective as at December 31, 2009. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls. There were no changes made in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance.

Identification of Directors and Executive Officers

The following sets forth certain information with respect to our executive officers and directors.  Each director holds such position until the next annual meeting of our shareholders and until such party=s respective successor has been elected and qualifies.   Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding common stock. Officers are elected annually by our board of directors.  Any of our officers may be removed with or without cause at any time by our Board of Directors.

Name	Age	Positions
Lloyd J. Bardswich	65	Director, President, Treasurer and Chief Financial Officer
Kitt M. Dale	48	Director and Secretary
Arnold T. Kondrat	57	Director and Executive Vice President

Business Experience of Our Directors and Executive Officers

Mr. Bardswich, a founder of the Company, serves as one of our Directors and also serves as our corporate President, our Treasurer and our Chief Financial Officer.  He has provided such services to the Company since our inception. Mr. Bardswich holds a B.A. Sc. from the University of Windsor, Ontario Canada and a M. Eng (Mining) degree from McGill University, Montreal Canada.  From 1994 through November 1, 2005,  Mr. Bardswich has been the president and general manager of Madison Mining Corporation, a private Montana corporation, which owns a cyanide permitted gold mine and mill in Madison County, Montana. Also, since 1999 through November 1, 2005, Mr. Bardswich served as a mining consultant to Vertical Investments (located in Zimbabwe), Shadow Gold (located in Mali) and Cline Mining (located in Ontario) and a variety of other junior gold mining and gold exploration companies, and has also been the president and director of BRC Diamond Core Ltd. (formerly known as BRC Diamond Corporation), a publicly held company that trades on the Toronto Venture Exchange under the symbol ABRC.@  From December 2004 to May 1, 2006, Mr. Bardswich served as a director of United Bolero Development, a publicly held company that trades on the Toronto Venture Exchange under the symbol AUNB.@  From early 2006 to May 1, 2006, Mr. Bardswich served as the President of Montana Molybdenum Corporation, which operated a molybdenum mine in Lewis and Clark County, Montana.  From November 2008 through the date of this Report Mr. Bardswich served as a consultant to RX Exploration, Inc. and other junior gold exploration companies and as a consultant to CDM, Inc., an international engineering and construction firm based in Cambridge, MA.

Mr. Dale serves as one of our Directors. He has provided such services to the Company since our inception. Mr. Dale holds a Master of Science degree (Mining Engineering) from the Montana College of Mineral Science and Technology, Butte, Montana.  After a mining career in Northwest Alaska, in which Mr. Dale oversaw offshore placer and remote artic open pit operations, Mr. Dale has been the owner and operator of Indian Creek Hay Ranch located in Sheridan, Montana, which is a producer of beef and specialized agricultural products related to the beef industry.  From late 1998 to February 2003, Mr. Dale served as a consulting mining engineer for M3 Engineering and Technology Group, Inc., which is a full service engineering and architectural design company headquartered in Tucson, Arizona. Beginning February 2003, Mr. Dale has served as a part time consulting engineer and maintenance specialist to Barrick Gold (the world's largest producer of gold), Kennecott Utah Copper Company (the world's largest open pit copper mine located west of Salt Lake City Utah) and the Ascentis Operations Company (an affiliate of Ausenco Limited, one of Australia's premier engineering and project management companies specializing in the design, building, extension and refurbishment of mineral processing plants worldwide). Since July 2008 Mr. Dale has served as a Technical Services Manager for Barrick Gold at their Cortez Mine in Northeastern Nevada.

Mr. Kondrat, a founder of the Company, is one of our Directors and serves as an Executive Vice President. He has provided such services to the Company since July 31, 2007. Mr. Kondrat is President and Managing

Director of Sterling Portfolio Securities Inc., a private Toronto based venture capital firm. Mr. Kondrat has over twenty five (25) years experience in the corporate finance and venture capital business.  He is also the (i) principal founder, Executive Vice President and Director of Banro Corporation, a gold exploration and development company listed on the Toronto and American Stock Exchanges, (ii) founder and Director of BRC DiamondCore Ltd. (formerly known as BRC Diamond Corporation), a diamond exploration and production company listed on the Toronto and Johannesburg Stock Exchanges and (iii) Executive Vice President and Director of Loncor Resources, Inc., a junior resource company listed on Toronto Venture Exchange.

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

$

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

$

such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

$

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

$

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity.

$

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

$

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

The Board of Directors has determined that the Company does not have an Aaudit committee financial expert@ serving on our Board of Directors which is carrying out the duties of the Audit Committee. Due to our small number of employees and limited financial resources, we not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an Aaudit committee financial expert@, but intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all of the compensation awarded to, earned by or paid to our executive officers for all services rendered in all capacities to us for the years ended December 31, 2008 and December 31, 2009:

Name and Principal Position	Year	All Other Compensation ($)	Total ($)
Lloyd J. Bardswich: President, Treasurer and Chief Financial Officer	2008	$109,500 (1)	$109,500
Lloyd J. Bardswich: President, Treasurer and Chief Financial Officer	2009	$9,491 (2)	$9,491
Kitt M. Dale: Secretary	2008	$0	$0
Kitt M. Dale: Secretary	2009	$2,634 (3)	$2,634
Arnold T. Kondrat: Executive Vice President	2008	$0	$0
Arnold T. Kondrat: Executive Vice President	2009	$0	$0
Samuel Henry (4): former Secretary	2008	$0	$0

(1)

During the calendar year 2008, the Company paid $109,500 to Lloyd J. Bardswich (ABardswich@) for geology and drilling consulting services provided by Bardswich to the Company with respect to the Company=s projects. The foregoing compensation was (i) paid to Bardswich as a consultant, and not as an officer of the Company and (ii) determined in accordance with industry standard rates for the work provided.  Of the $109,500 that was paid to Bardswich for his consulting services, $34,816 represents reimbursement of expenses paid to Bardswich during the performance of said consulting services provided to the Company.

(2)

During the calendar year 2009, the Company paid $9,491 to Bardswich for geology and drilling consulting services provided by Bardswich to the Company with respect to the Company’s projects. The foregoing compensation was (i) paid to Bardswich as a consultant, and not as an officer of the Company and (ii) determined in accordance with industry standard rates for the work provided.  Of the $9,491 that was paid to Bardswich for his consulting services, $4,991 represents reimbursement of expenses paid to Bardswich during the performance of said consulting services provided to the Company.

(3)

During the calendar year 2009, the Company reimbursed Kitt Dale (“Dale”) $2,634 of expenses which were incurred by Dale, on behalf of the Company, in the prior calendar year.

(4)

Samuel Henry (AHenry@) was one of our Directors and served as our corporate Secretary.  Henry provided such services to the Company since our inception until January 31, 2008, when at such time, he notified the Company that, for personal reasons, he declined to serve for re-election as a director of the Company and resigned as our corporate Secretary.  There were no disagreements between the Company and Henry which gave rise to Henry=s decision not to stand for re-election as a director of the Company and/or serve as our corporate Secretary.

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

Outstanding Equity Awards at Fiscal Year-End.

As of the close of December 31, 2009, there were no outstanding equity award to any executive officer and/or director of the Company.

Director Compensation Table

The following Director Compensation Table sets forth all of the compensation awarded to, earned by or paid to our directors for all services rendered in all capacities to us for the year ended December 31, 2009:

Name of Director	Year	Other Compensation	Total
Lloyd J. Bardswich (1)	2009	see Summary Compensation Table above	$9,491
Kitt M. Dale	2009	see Summary Compensation Table above	$2,634
Arnold T. Kondrat	2009	see Summary Compensation Table above	$0

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

The following table sets forth certain information as of the date hereof with respect to any person who is known to us to be the beneficial owner of more than 5% of our common stock, which is the only class of our outstanding voting securities and as to each class of our equity securities beneficially owned by our directors and officers and directors as a group:

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Approximate Percent of Class
Arnold T. Kondrat 1 First Canadian Place Suite 7070 Toronto, Ontario M5X 1E3 Canada	11,150,000	49.6%
Lloyd J. Bardswich 571 Cedar Hills Road Whitehall, Montana 59759	1,750,000 (1)	7.8%
Kitt M. Dale 571 Cedar Hills Road Whitehall, Montana 59759	0	0%
Canco Holdings Corp. PO Box N-7800 Nassau, Bahamas	2,624,380	11.7%
Officers and Directors as a Group (3 persons)	12,900,000	57.4%

(1)

Includes 500,000 shares of common stock which are held by Bardswich Idaho, LLC, of which Lloyd J. Bardswich is a principal owner.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2009 or in any currently proposed transaction, in which the Company was a participant and the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two (2) completed fiscal years.

(i)

During the calendar year 2008, Sterling Portfolio, a corporation which is wholly owned by Arnold T. Kondrat, loaned us $604,096.  The loan is non-interest bearing, is re-payable upon demand and is unsecured.  We used the proceeds of the loan for general working capital purposes. Arnold T. Kondrat is a director of the Company and also serves as an Executive Vice President of the Company. Arnold T. Kondrat is also one of our shareholders and, as of the date hereof, owns 11,150,000 (approximately 49.6%) of our shares.  During the calendar year 2009, we repaid $144,632 of the foregoing loan to Sterling Portfolio.

(ii)

During the calendar year 2008, Lloyd J. Bardswich, loaned us $192,278.  During the calendar year 2009, Lloyd J. Bardswich loaned us an additional $7,377. The loans are non-interest bearing, are re-payable upon demand and are unsecured.  We used the proceeds of the loans for general working capital purposes. Lloyd J. Bardswich serves as the President, Treasurer and Chief Financial Officer of the Company. Lloyd J. Bardswich is also one of our shareholders and, as of the date hereof, owns (directly and indirect) 1,750,000 (approximately 7.8%) of our shares.

(iii)

During the calendar year 2008, Canco Holdings Corp. loaned us $200,000.  During the calendar year 2009, Canco Holdings Corp. loaned us an additional $486,889. The loans bear simple interest at a rate of 8% per annum and are unsecured and due on demand. We used the proceeds of the loans for general working capital purposes. Canco Holdings Corp. is one of our shareholders and, as of the date hereof, owns 2,624,380 (approximately 11.7%) of our shares.

(iv)

During the calendar year 2009, Arnold T. Kondrat loaned us $74,989.  The loan is non interest bearing, is re payable upon demand and is unsecured.  We used the proceeds of the loan for general working capital purposes. Arnold T. Kondrat is a director of the Company and also serves as an Executive Vice President of the Company. Arnold T. Kondrat is also one of our shareholders and, as of the date hereof, owns 11,150,000 (approximately 49.6%) of our shares.

None of our directors are deemed to be independent under the rules and regulations promulgated by the SEC or any other self regulatory organization.

Item 14.

Principal Accountant Fees and Services.

The following table presents fees billed by BDO Canada, LLP, our principal accountant, for the audit of the consolidated financial statements of the Company and other professional services provided to the Company for the fiscal years ended December 31, 2008 and 2009.

	Aggregate Amounts Billed
Category of Fees:	2009	2008
Audit Fees (1)	$69,117	$42,824
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
Other Fees (4)	$0	$0

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement. However, our board of directors believes that the provision of the services during the two years ended December 31, 2009 is compatible with maintaining the independence of BDO Canada, LLP.

(1) Aggregate fees billed for professional services rendered to the Company for audit of our consolidated financial statements by year (including estimated fees for the fiscal year 2009 audit for which we have not yet been billed), review of the financial statements included in our quarterly reports on Form 10-Q, and other services normally provided in connection with our statutory and regulatory filings or engagements.

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

Date: March 5, 2010

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President and principal executive officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2010

/s/ Lloyd J. Bardswich

---------------------------------

By: Lloyd J. Bardswich, President, principal executive officer, principal financial officer and director

Date: March 5 , 2010

/s/Kitt M. Dale

---------------------------------

By: Kitt M. Dale, secretary and director

Date: March 5, 2010

/s/Arnold T. Kondrat

---------------------------------

By: Arnold T. Kondrat, executive vice president and director