Form 10-Q
period 2010-03-31
Gentor Resources, Inc.
filed 2010-05-17
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

First Canadian Place, Suite 7070

100 King Street West

Toronto,  Ontario M5X 1E3

Canada

___________________________________________

 (Address of principal executive offices)(Zip Code)

(416) 366-2221

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

☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports).  ☐ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filed ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).  ☐YES ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the this report, there were 42,163,000 shares of the registrant's $0.0001 par value Common Stock outstanding.

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

Item 3.

Defaults Upon Senior Securities.

Item 4.

Submission of Matters to a Vote of Security Holders.

Item 5.

Other Information.

Item 6.

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements

(a) Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

(unaudited)

ASSETS
As at	March 31, 2010	December 31, 2009
Current
Cash	$442,342	$17,547
Prepaid and deposits (note 4)	12,762	10,836
	$455,104	$28,383

Mineral properties (note 5)	13,732,535	-
Capital assets (note 6)	430,308	357,489

Total assets	$14,617,947	$385,872

LIABILITIES
Current

Accounts payable and accrued liabilities	$1,612,334	$818,807
Due to related parties (note 7)	1,142,826	734,108
Notes payable (note 8)	1,416,126	715,622
Loan payable - current portion (note 9)	36,186	36,006
	4,207,472	2,304,543

Loan payable - long term portion (note 9)	65,083	74,196

Total Liabilities	$4,272,555	$2,378,739

SHAREHOLDERS= EQUITY
Authorized Shares 100,000,000 Common shares, $0.0001 par value 50,000,000 Preferred shares, $0.0001 par value
Issued and outstanding
35,563,000 Common shares (December 31, 2009 - 22,500,000)(note 10)	3,556	2,250
Additional Paid-in capital	17,295,704	3,972,750
Deficit accumulated during exploration stage	(6,953,868)	(5,967,867)
Shareholders= equity (deficiency)	10,345,392	(1,992,867)
Total liabilities and shareholders’ equity	$14,617,947	$385,872

See accompanying summary of accounting policies and notes to the condensed interim consolidated financial statements.

(b) Condensed Consolidated Statements of Operations

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US dollars)

(unaudited)

	For the three month period ended March 31, 2010	For the three month period ended March 31, 2009	Cumulative from inception on March 24, 2005 to March 31, 2010

Expenses
Field camps expenses	$81,292	$231	$429,667
Surveying	-	-	50,700
Geophysics	637,257	-	637,257
Geochemistry	-	-	145,113
Geology	500	2,000	515,766
Drilling	-	-	2,779,677
Environmental testing	-	-	27,884
Mineral properties	25,000	25,000	488,045
Consulting fees - related parties	-	-	12,400
Consulting fees - others	-	-	6,759
Management fees	-	-	2,000
Professional fees	43,458	39,865	795,601
General and administrative expenses	165,858	37,329	771,196
Depreciation	31,510	23,459	257,529
	(984,875)	(127,884)	(6,919,594)
Interest income	87	332	2,499
(Loss) gain on sale of mining equipment	(1,213)	-	6,507
Rental Income	-	-	6,720
Loss on deposit of mining equipment	-	-	(50,000)
Net Loss and Comprehensive Loss	$(986,001)	$(127,552)	$(6,953,868)

Basic and diluted loss per common share	$(0.04)	$(0.01)
Weighted average number of common shares	25,983,467	22,500,000

See accompanying summary of accounting policies and notes to the condensed interim consolidated financial statements.

(c) Condensed Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the three month period ended March 31, 2010	For the three month period ended March 31, 2009	Cumulative from inception on March 24, 2005 to March 31, 2010

CASH PROVIDED BY (USED IN):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss for the period	$(986,001)	$(127,552)	$(6,953,868)
Depreciation	31,510	23,459	257,529
Loss (gain) on sale of capital assets	1,213	-	(6,507)
Accrued interest included in notes payable	18,267	3,945	57,499
Loss on deposit	-	-	50,000
Shares issued for mineral properties	-	-	100,000
Change in non cash working capital balances:
Accounts payable and accrued liabilities	547,452	35,817	1,537,269
Prepaid and deposits	445	6,922	(50,391)
	(387,114)	(57,409)	(5,008,469)

Financing activities:
Loan payable repayment	(8,933)	(8,759)	(44,230)
Notes payable	682,237	-	1,358,626
Due to related parties	(120,663)	65,480	613,445
Common shares issued	-	-	3,875,000
	552,641	56,721	5,802,841
Investing activities:
Purchase of capital assets	(621)	-	(444,169)
APM Mining acquisitions, net of costs	255,889	-	255,889
Proceeds from disposal of capital asset	4,000	-	15,250
Purchase of a certificate of deposit	-	-	(10,000)
Mineral properties	-	-	(169,000)
	259,268	-	(352,030)
Net increase (decrease) in cash	424,795	(688)	442,342
Cash, beginning of the period	17,547	8,502
Cash, end of the period	$442,342	$7,814	$442,342

	Significant Non-Cash Transactions
	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Acquisition of APM Mining Ltd (note 3)	$10,569,240	$-
Exchange of services (note 11)	$2,755,020	$-

See Note 3 for additional non-cash disclosure.

See accompanying summary of accounting policies and notes to the condensed interim consolidated financial statements.

(d) Condensed Consolidated Statements of Shareholders= Equity (Deficiency)

GENTOR RESOURCES, INC.

(An exploration stage Company)

CONDENSED CONSOLIDATED STATEMENTS

OF SHAREHOLDERS= EQUITY (DEFICIENCY)

For the Three Month Period Ended March 31, 2010

(Stated in US dollars)

(unaudited)

	Common Shares		Preferred Shares		Additional Paid-in- capital	Accumulated deficit	Total shareholders= equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	-	-	$48,750	$ -	$50,000
Net loss for the year	-	-	-	-	-	(97,637)	(97,637)
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per shares	5,000,000	500	-	-	999,500	-	1,000,0000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance as of December 31, 2006	17,500,000	1,750	-	-	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	50	-	-	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	-	-	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	-	-	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	-	-	2,374,750	-	2,375,000
Net loss for the year	-		-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	-	-	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	-	-	(3,189,473)	(3,189,473)
Balance at December 31, 2008	22,500,000	$2,250	-	-	$3,972,750	$(5,402,920)	$(1,427,920)
Net loss for the year	-	-	-	-	-	$(564,947)	$(564,947)
Balance at December 31, 2009	22,500,000	$2,250	-	-	$3,972,750	$(5,967,867)	$(1,992,867)
Shares issued on March 8, 2010 at $1.02 per share (Notes 3 and 11)	13,063,000	$1,306	-	-	$13,322,954	-	13,324,260
Net loss of the period	-	-	-	-	-	$(986,001)	$(986,001)
Balance at March 31, 2010	35,563,000	$3,556	-	-	17,295,704	$(6,953,868)	$(10,345,392)

See accompanying summary of accounting policies and notes to the condensed interim consolidated financial statements.

(e) Notes to the Condensed Interim Consolidated Financial Statements

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (the “Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  For the three months ended March 31, 2010, the Company has a loss from operations of $986,001, accumulated deficit of $6,953,868, and cash used in operating activities of $387,114, which raises substantial doubt on the Company’s ability to continue on a going concern basis.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements. The Company’s continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, explore and develop the mining properties and the discovery, development and sale of ore reserves.

These interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of the Company for the three month periods ended March 31, 2010 and 2009 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), but is not required for interim reporting purposes, has not been presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

BASIS OF CONSOLIDATION

The Company’s interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gentor Idaho and APM Mining Limited.  Gentor Idaho

was incorporated on June 28, 2007 under the laws of the State of Idaho.  APM Mining Limited was incorporated on November 19, 2009 under the laws of the British Virgin Islands.

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

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated amortization. Amortization is recorded as follows:

Vehicle

-

Straight line over a range of two – four years

Mining equipment

 -

Straight line over four years

Office equipment

-

Straight line over four years

Building

-

Straight line over five years

FOREIGN EXCHANGE

These consolidated financial statements are expressed in the functional currency of the Company, United States dollars (“U.S.$”).  The Company’s functional currency is U.S. Dollars and the foreign operation is translated as follows: monetary assets and liabilities are translated at the spot rates of exchange in effect at the end of the period; non-monetary items are translated at historical exchange rates in effect on the dates of the transactions. Revenues and expense items are translated at average rates of exchange in effect during the period, except for amortization which is translated at its corresponding historical rate.  Realized and unrealized exchange gains and losses are included in the consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  The fair value of its financial instruments approximates their carrying values, unless otherwise noted.

Held-for-trading financial instruments which include cash, are initially measured at fair value and changes in fair value are recognized in net loss for the year.

Loans and receivables, held-to maturity financial instruments and other financial liabilities are initially measured at fair value and subsequently measured amortized cost.  Gains or losses resulting from impairment write-downs are recognized in net loss for the period.  Prepaid and deposit are classified as loans and receivables while accounts payable and accrued liabilities are classified as other financial liabilities.

INTEREST RATE RISK

The notes payable held by the Company are due upon demand; however, the interest rates are fixed and are not expected to change.

FOREIGN EXCHANGE RISK

Foreign exchange risk is the risk that a variation in exchange rates between the United States dollar and other foreign currencies will affect the Company’s operations and financial results. A portion of the Company’s transactions are denominated in Omani rials.  The Company is also exposed to the impact of currency fluctuations on its monetary assets and liabilities.  Significant foreign exchange gains or losses are reflected as a separate component of the consolidated statement of operations. The Company does not use derivatives instruments to reduce its exposure to foreign currency risk.

The following table indicates the impact of foreign currency exchange risk on net working capital as at March 31, 2010. The table below also provides a sensitivity analysis of a 10 percent strengthening of the US dollar against the Omani rial as identified which would have increased (decreased) the Company’s net loss by the amounts shown in the table below. A 10 percent weakening of the US dollar against the Omani rial would have had the equal but opposite effect as at March 31, 2010.

Omani rial
Cash	75,496
Accounts payable	(79,652)
Total foreign currency net working capital	(4,156)
US$ exchange rate at March 31, 2010	2.58752
Total foreign currency net working capital in US$	$(10,754)
Impact of a 10% strengthening of the US$ on net loss	$(1,075)

3.

ACQUISITION

On March 8, 2010, pursuant to a stock exchange agreement, the Company acquired all of the issued and outstanding shares of APM Mining Limited (“APM Mining”) in exchange for 10,362,000 of its own common shares.

APM Mining is a mineral exploration company which has secured the earn-in rights to specific exploration ground holdings in the Sultanate of Oman (“Oman”), comprising of sites identified as having significant potential for copper mineralization.

The purchase price for this acquisition was $13,395,583, which included 10,382,000 of the Company’s common shares at a price of $1.02 per share and direct costs of $2,826,343.  Included in direct costs are $71,323 of costs that are included in accounts payable. The price of $1.02 per share was based on an average market price of the shares over the two-day period before and after March 8, 2010, being the date the Company and APM Mining closed the agreement.

The acquisition was accounted for as a purchase of assets. The total preliminary consideration and transaction costs have been allocated to the net assets acquired and liabilities assumed as follows:

Issuance of 10,362,000 common shares	$10,569,240
Transaction costs (note 11)	2,826,343
Purchase Price	$13,395,583
Net assets acquired and liabilities assumed:

Cash	$255,889
Advances	2,371
Capital assets	108,921
Mineral properties	13,732,535
Accounts payable and accrued liabilities	(174,752)
Due to related parties	(529,381)
Net assets acquired	$13,395,583

The preliminary purchase price allocation is subject to final adjustments.

4.

PREPAID AND DEPOSIT

Prepaid and deposits include a $10,000 certificate of deposit issued on March 11, 2010 and assigned to the United States Department of the Interiors, Bureau of Land Management as a reclamation bond for the installation of a bridge crossing the Patterson creek in the Company’s Idaho project.

This certificate of deposit bears an interest rate of 1.75% per annum and will mature on March 11, 2011.  The certificate of deposit will automatically roll over to maintain the bond in good standing.

5.

MINERAL PROPERTIES

Oman Project

On March 8, 2010, the Company acquired, through its wholly-owned subsidiary APM Mining, the earn-in rights to the Block 5 and Block 6 copper exploration projects located in Oman.  Pursuant to the Earn-in Agreement between Al Fairuz Mining Company, LLC (“Al Fairuz Mining”) and APM Mining, which relates to the Block 5 Project, the Company has the right to earn up to a 65% equity position in Al Fairuz Mining.  Pursuant to the earn-in Agreement between Al Zuhra Company, LLC (“Al Zuhra Mining”) and APM Mining, which relates to the Block 6 Project, the Company has the right to earn up to a 70% equity position in Al Zuhra Mining.

The entire balance of the mineral property assets as of March 31, 2010 is attributable to the Oman Project.

Idaho Project

On July 3, 2007, the Company acquired through its wholly-owned subsidiary, Gentor Idaho, simple fee title a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 miner’s inches of water rights.  In addition, through a staking program, the Company acquired certain lode and placer claims.  Currently, the Company retains 68 lode claims and 3 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $9,940 per annum ($140 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management, on or before September 1st of each year in order to retain the Staked Claims.  In June 2009, the 75 acre parcel was sold for $169,000 to a vendor in exchange for a reduction in accounts payable that the Company owed this vendor.  However, in connection with the sale of the 75 Acre Parcel to the Buyer, the Company was granted (1) a 10-day right of first refusal to purchase the 75 Acre Parcel in the event the Buyer received a bona-fide offer to sell said property and (2) an option to repurchase the 75 Acre Parcel for a purchase price of $169,000 at any time on or before December 31, 2010.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who was the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash was due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  All payments with respect to the second anniversary date were made accordingly. Similarly, on February 14, 2010, the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2010 in lieu of the $100,000 payment that would be due in full on March 1, 2010, the third anniversary date of the Idaho Option Agreement. The $25,000 payment that was due on March 1, 2010 has been paid to the Idaho Claim Owner.  To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim owner’s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

6.

CAPITAL  ASSETS

March 31, 2010

	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicle	$127,961	$21,309	$106,652
Mining Equipment	170,269	61,348	108,921
Office Equipment	11,408	5,997	5,411
Building	358,241	148,917	209,324
	$667,879	$237,571	$430,308

           December 31, 2009

	Costs and additions during the year	Accumulated Depreciation	Net Book Value
Vehicle	$19,040	$19,040	$-
Mining Equipment	179,536	54,761	124,775
Office Equipment	10,787	5,310	5,477
Building	358,241	131,004	227,237
	$567,604	$201,115	$357,489

7.

RELATED PARTY TRANSACTIONS

As at March 31, 2010, an amount of $635,244 in the aggregate (December 31, 2009 - $459,464) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company. As well $194,969 (December 31, 2009 - $194,969) was advanced by a former Director and officer of the Company.

In addition, an amount of $199,380 was advanced to the Company for working capital purposes by three Directors of the Company.

As well, an amount of $22,912 was due to a company with common directors.

An amount of $10,646 was due to a corporation of which, a director of the Company is a partner.

In June 2009, an amount of $79,675 was advanced by two Directors of the Company and used to repay accounts payable owed by the Company. This amount is outstanding as of March 31, 2010.

These advances are unsecured, non-interest bearing and re-payable upon demand.

During the three month period ended March 31, 2010, an amount of $500 in the aggregate (March 31, 2009 - $2,000), was paid to one director of the Company for services rendered to the Company during the period. This amount is included in the Company’s consolidated statements of operations under geology expenses.

As part of the acquisition of APM Mining (see Note 3), the Company issued 2,701,000 common shares of the Company at a price of $1.02 per share in exchange for services to a corporation of which, a director of the Company is a partner.

8.         NOTES PAYABLE

As of March 31, 2010, the Company has $1,416,126 of outstanding promissory notes as follows:

	Value at December 31, 2009	Notes issued	Accrued interest	Value of the notes at March 31, 2010
Promissory note 1 (1)	$715,622	-	$13,343	$728,965
Promissory note 2 (2)	-	248,090	2,410	250,500
Promissory note 3 (3)	-	234,147	2,514	236,661
Promissory note 4 (4)	-	200,000	-	200,000
Total	$715,622	682,237	$18,267	$1,416,126

(1)

This note bears interest at a rate of 8% per annum, is unsecured and is due on demand

(2)

This note bears interest at a rate of 8% per annum, is unsecured and is due on demand.  Two   loans were received in the amounts of $150,000 and $98,090 on February 19, 2010 and March   30, 2010, respectively.

(3)

This note bears interest at a rate of 8% per annum, is unsecured and is due on demand.  This   note was received on February 11, 2010.

(4)

This note bears interest at a rate of 8% per annum, is unsecured and is due on demand.  This   note was received on March 30, 2010.

9.         LOAN PAYABLE

On December 12, 2008, the Corporation entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principle and interest payments of $3,156.  The current portion, which is payable within 1 year, is $ 36,186. As of March 31, 2010, the loan payable repayments for each of the years ending December 31 are as follows:

	2010	2011	2012	Total
Loan Payment	$27,072	$36,729	$37,468	$101,269

The estimated fair value of the loan is $95,463 and it calculated using the borrowing rates for loans with similar terms and maturities.

10.

REPORTABLE SEGMENTS

The Company operates in one business segment: the exploration, mine development and extraction of precious metals in two geographic areas, the Oman and the United States.

	March 31, 2010	December 31, 2009
Oman – capital assets	$107,259	$-
United States – capital assets	323,049	357,489
	$430,308	$357,489

11.

SHARE CAPITAL

The authorized share capital of the Company consists of 50,000,000 preferred shares and 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

On March 8, 2010, as a result of the acquisition of APM Mining (see Note 3), the Company issued 10,362,000 shares at a price of $1.02 per share.  As part of the transaction costs, the Company issued 2,701,000 shares at a price of $1.02 per share to a related party in exchange for services (see Note 7).  As at March 31, 2010, the Company had outstanding 35,563,000 (December 31, 2009 – 22,500,000) common shares and no preferred shares.

12.

INCOME TAXES

For income tax purposes the Company had $986,001 of net operating losses for the three month period ended March 31, 2010, which can be used to offset future taxable income. During the year ended December 31, 2009, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is $7,025,000 at March 31, 2010. No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is more likely than not to be realized through known future revenue sources.

13.

SUBSEQUENT EVENTS

In April 2010, the Company issued 100,000 shares to an employee of the Company for services performed in connection with securing the Company’s mineral property rights located in the Sultanate of Oman.

In addition, the Company issued 2,500,000 shares to a non-U.S. Person in connection with the amendment of that certain Earn-In Agreement between Al Fairuz Mining Company, LLC, a company incorporated under the laws of the Sultanate of Oman, and the Company with respect to the Company’s Block 5 project located in the Sultanate of Oman.

In May 2010, there were 4,000,000 units sold at a price of $0.50 per unit, consisting of 1 share of common stock of the Company and 1 warrant (“Warrant”) to purchase 1 share of common stock, as part of a private placement.  Each Warrant is exercisable for a period of 24 months from the date of issuance at an exercise price of $0.75 per share.  Gross proceeds of $2,000,000 were received.

Item 2.   Management=s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management=s review of the factors that affected our financial performance for the three (3) months ended March 31, 2010. This discussion is intended to further the reader=s understanding of the interim consolidated financial condition and results of operations of our Company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

Cautionary Statement Regarding Forward Looking Statements

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

The foregoing list is not exhaustive of the factors that may affect our forward looking statements and new risk factors may emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. You should not place undue reliance on these forward looking statements, which speak only as of the date of this Report. These forward looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those set forth above. Although we believe that the expectations reflected in these forward looking statements are reasonable, our actual results could differ materially from those expressed in these forward looking statements, and any events anticipated in the forward looking statements may not actually occur. Except as required by law, we undertake no duty to update any forward looking statements after the date of this report to conform those statements to actual results or to reflect the occurrence of unanticipated events. Furthermore, any discussion of our financial condition and results of operation should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this Report.

Overview & Outlook

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

Mineral exploration is a research and development activity that does not produce a specific product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such, we aim to acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, molybdenum, nickle and copper.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, and/or private property owned by others, both domestically and internationally.

As of the date of this Report, we maintain the rights to and are currently engaged in the exploration of mineral properties in (i) the state of Idaho (the AIdaho Project@) and (ii) the Sultanate of Oman (the “Oman Project”).

The Idaho Project, which was acquired around July 2007, is a molybdenum-tungsten project located in east central Idaho. The Oman Project, which was acquired on March 8, 2010 in connection with the Company’s acquisition of APM Mining Ltd., a British Virgin Islands registered company (“APM Mining”), is a copper project located on the southeast coast of the Arabian Peninsula in the country of the Sultanate of Oman.

The Idaho Project and the Oman Project (each a “Project” and collectively, the “Projects”), the Company’s only current mineral properties, are without known reserves and all of our exploration activities with respect to each Project to date have been exploratory in nature. There is no assurance that a Acommercially viable@ mineral deposit (that is, that the potential quantity of a mineral deposit and its market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such mineral deposit (if any), would justify a decision to do so) exists at either Project and further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of the mining of either Project can be determined. Moreover, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists at either Project. We do not have sufficient financing to undertake the continued exploration of the Projects at the present time and there is no assurance that we will be able to obtain the necessary financing. As such, we intend to raise additional capital and/or seek a joint venture partner to finance the further exploration of the Projects.

If we are able to raise additional capital and/or attract and secure a joint venture partner who can provide the additional financing necessary to enable us to continue our exploration activities, we plan to continue exploration of the Projects for so long as the results of the geological exploration that we complete indicate that further exploration of each such Project is recommended. If our exploration activities result in an indication that either Project contains potentially commercial exploitable quantities of minerals, then we would attempt to complete feasibility studies on such properties to assess whether commercial exploitation of each such property would be commercially feasible. There is no assurance that commercial exploitation of either Project would be commercially feasible even if our initial exploration programs show evidence of significant mineralization.

If we determine not to proceed with further exploration of either Project due to results from geological exploration that indicate that further exploration is not recommended, then we will attempt to acquire additional interests in new mineral resource properties. There is no assurance that we will be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property, to the extent that we have available resources to conduct such exploration. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

From December 31, 2008 to the date of this Report, the Company has not undertaken any substantive exploration activities at the Idaho Project.

As of the date of this Report, we intend to concentrate our available resources towards the exploration of the Oman Project, which we believe, is our most promising project. While the near-term outlook for copper prices and demand is uncertain, we believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines, the absence of significant new development projects and increased demand from Asia.

Results of Operations

Since our inception on March 24, 2005, we have been classified as an Aexploration stage company@ (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three months ended March 31, 2010 was $986,001 as compared to a net loss of $127,552 for the three months ended March 31, 2009.  The foregoing increase of $858,449 is attributable primarily to our increased exploration activity in the Sultanate of Oman.

During the three months ended March 31, 2010, we spent approximately $718,549 in connection with the Oman Project and $25,000 in connection with the Idaho Project. Such expenditures are consistent with our current intention to concentrate our available resources towards the exploration of the Oman Project. We also incurred corporate and administrative costs of $209,316 compared with $77,194 for the same period in 2009, which is consistent with our increased activity levels. These costs include general office expense, general legal expenses, and accounting and compliance costs.

Depreciation costs for the three months ended March 31, 2010 were $31,510, compared to $23,459 of depreciation costs for the same period in 2009.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of either Project and there is no assurance that we will be able to obtain the necessary financing.

Our net cash balance at March 31, 2010 was $442,342, compared to $17,547 as at December 31, 2009.  We did experience an increase of $1,082,020 in financing activities which was primarily the result of loan proceeds in the amount of $683,237. However, this increase in financing activities was offset by $682,237 of operating activities which was the result of spending on exploration activities, general corporate and administrative costs and $513,817 in investing activities, primarily due to asset acquisition.

Total assets at March 31, 2010 were $14,617,947 compared to $385,872 as at December 31, 2009.  The change in these balances reflects the acquisition of APM Mining and the allocation of the purchase price to mineral properties of $13,732,535.

Current liabilities at March 31, 2010  were $4,207,472 compared to $2,304,543 as at December 31, 2009.   This increase in current liabilities is the result of additional financing in the form of notes payable and related party advances. In addition, there were increased accounts payable due to the exploration of the Oman Project.

In May 2010, $2,000,000 of gross proceeds were received as the result of a private placement.

Furthermore, we anticipate that the Company will also require additional capital to continue payment of ongoing general, administrative and operating costs associated with supporting its planned operations, the amounts of which are presently unknown.

Going Concern

We believe that the Company will require a minimum of approximately $3,250,000 to meet our capital requirements over the next twelve months for the following estimated expenses: (i) $150,000 to maintain our rights to the Idaho Project, (ii) $2,500,000 to undertake exploration of the Oman Project, and (iii) $600,000 for general and administrative expenses, which includes legal fees and audit fees.  Our cash balance as at March 31, 2010 was $442,342 and during the month of May 2010, the Company received $2,000,000 as part of a private placement.

In addition to our minimum capital requirements for the next twelve  months, we believe that we will also require approximately $4,210,000 to discharge and/or reduce our current liabilities of which $2,558,952 are related to notes payable and due to related parties upon demand.  Management does not expect these notes and advances to be called in the short term; therefore, funds are not required to repay these obligations in the immediate future.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our recurring net losses and negative cash flows from operations, the Form 10-K of the Company for the year ending December 31, 2009 included references to the Company’s ability to continue as a going concern. Our independent auditors had included an explanatory paragraph in their 2009 audit report concerning these matters which raise substantial doubt about the Company=s ability to continue as a going concern. Those financial statements did not include any adjustments that might be necessary if we were unable to continue as a going concern. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Oman Project.  There is no assurance that we will be able to obtain the necessary financing for the Oman Project on customary terms, or at all.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Changes in Accounting Policies

We did not change our accounting policies during the three months ended March 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have evaluated the effectiveness of the design and operation of the Company's Adisclosure controls and procedures,@ as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the AExchange Act@), as of the end of the period covered by this quarterly  report (the AEvaluation Date@).

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Controls. During the quarter ended March 31, 2010, the Company hired financial resources and accounting personnel in order to mitigate a previously identified material weakness with respect to the lack of segregation of duties as well as the lack of accounting personnel with sufficient skills and experience to ensure proper accounting for complex and non-routine transactions. Except for the foregoing, during the quarter ended March 31, 2010, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported in the Company’s Form 8-K filed on March 8, 2010, on March 8, 2010, the Company issued 10,362,000 shares (the “Exchange Shares”) of  its $0.0001 par value common stock of the Company (the “Common Stock”) to Arabian Peninsula Projects Ltd., a British Virgin Islands registered company (“APP”) in exchange for all for all of the issued and outstanding equity securities of APM Mining Ltd., a British Virgin Islands registered company. Neither the Exchange Shares nor the sale thereof have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Exchange Shares so issued pursuant to Section 4(2) of the Securities Act as no public offering was involved. The Company believes that the Shareholder has the knowledge and experience in financial matters such that the APP is capable of evaluating the merits and risks of the acquisition of the Exchange Shares.  All certificates representing the Common Stock of the Exchange Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

Also, as previously reported in the Company’s Form 8-K filed on March 8, 2010, on March 8, 2010, the Company issued 2,701,000 shares (the “Finder Shares”) of its Common Stock to Tembo Capital, LLP, a United Kingdom limited liability partnership (“Tembo”) for the  services provided by Tembo to the Company. Neither the Finder Shares nor the sale thereof have be registered under the Securities Act and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Finder Shares so issued pursuant to Section 4(2) of the Securities Act as no public offering was involved. The Company believes that Tembo has the knowledge and experience in financial matters such that Tembo is capable of evaluating the merits and risks of acquisition of the Finder Shares.  All certificates representing the Common Stock of the Finder Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

As previously reported in the Company’s Form 8-K filed on April 28, 2010, on April 28, 2010, the Company issued 100,000 shares (the “Employee Subject Shares”) of its Common Stock to an employee (the “Employee”) of the Company for the services performed by the Employee in connection with securing the Company’s mineral property rights located in the Sultanate of Oman. Neither the Employee Subject Shares nor the sale thereof have be registered under the Securities Act and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Employee Subject Shares so issued pursuant to Section 4(2) of the Securities Act as no public offering was involved. The Company believes that the Employee has the knowledge and experience in financial matters such that the Employee is capable of evaluating the merits and risks of acquisition of the Employee Subject Shares.  All certificates representing the Common Stock of the Employee Subject Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

Also, as previously reported in the Company’s Form 8-K filed on April 28, 2010, on April 28, 2010, the Company issued 2,500,000 shares of its Common Stock (the “Recipient Subject Shares”) to a non-U.S. Person (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)(the “Recipient”) in connection with the amendment of that certain Earn-In Agreement between Al Fairuz Mining Company, LLC, a company incorporated under the laws of the Sultanate of Oman, and the Company with respect to the Company’s Block 5 project located in the Sultanate of Oman. Neither the Recipient Subject Shares nor the sale thereof have be registered under the Securities Act and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Recipient Subject Shares so issued pursuant to Section 4(2) of the Securities Act as no public offering was involved. The Company believes that the Recipient has the knowledge and experience in financial matters such that the Recipient is capable of evaluating the merits and risks of acquisition of the Recipient Subject Shares.  All certificates representing the Common Stock of the Recipient Subject Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

As previously reported in the Company’s Form 8-K filed on April 30, 2010, on April 29, 2010, Gentor Resources, Inc. (the “Company”) sold 4,000,000 Units (as defined herein) to a non-U.S. Person (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)(the “Purchaser”) for aggregate consideration of US$2,000,000. Each Unit (each a “Unit”) consists of one (1) share of Common Stock and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of seventy five cents (US$0.75) per share of Common Stock at any time within twenty four (24) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have be registered under the Securities Act of 1933 and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  The Purchaser, who is an accredited investor (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), made an informed investment decision based upon negotiation with the Company. The Company believes that the Purchaser has the knowledge and experience in financial matters such that the Purchaser is capable of evaluating the merits and risks of acquisition of the Units.  All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

As previously reported in the Company’s Form 8-K filed on April 22, 2010, on April 19, 2010 (i) the Company dismissed BDO Canada LLP (“BDO Canada”) as its independent registered public accounting firm and (ii) the Board of Directors of the Company approved and ratified the engagement of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010.

Item 6.   Exhibits.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation [2]
3.02	Bylaws [3]
3.03	Amendment to Amended and Restated Articles of Incorporation [4]
10.07	Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman [1]
10.08	Novation Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman [1]
10.09	Amendment to the Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman [1]
10.10	Earn-In Agreement With Respect to the Block 6 Copper Project in the Sultanate of Oman [1]
21.01	Subsidiaries [1]
31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d – 14(a) [1]
31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d – 14(a) [1]
32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 [1]
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 [1]

_______________________________

[1]

Filed herewith

[2]

Filed as part of Form 8-K filed March 6, 2007

[3]

Filed as part of the Registration Statement on Form SB-2

[4]

Filed as part of Form 8-K filed September 2, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: May 17, 2010

/s/ Peter Ruxton

____________________

By: Peter Ruxton, President and principal executive officer

Date: May 17, 2010

/s/ Donat Madilo

______________________

By: Donat Madilo, principal financial officer