Form 10-Q
period 2010-06-30
GENTOR RESOURCES, INC.
filed 2010-08-13
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

☐YES ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the date of this report, there were 42,163,000 shares of the registrant's $0.0001 par value Common Stock outstanding.

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

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements

(a)

Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

(unaudited)

ASSETS

As at	June 30, 2010	December 31, 2009
Current
Cash	$ 964,334	$ 17,547
Prepaid and deposits (note 4)	12,877	10,836
	977,211	28,383

Mineral properties (note 5)	18,248,198	-
Capital assets (note 6)	422,392	357,489

Total assets	$ 19,647,801	$ 385,872

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 806,111	$ 818,807
Due to related parties (note 7)	939,322	734,108
Notes payable (note 8)	1,529,584	715,622
Loan payable– current portion (note 9)	36,366	36,006
	3,311,383	2,304,543

Loan payable– long term portion (note 9)	55,923	74,196

Total liabilities	$ 3,367,306	$ 2,378,739

SHAREHOLDERS’ EQUITY

Authorized
100,000,000 Common shares, $0.0001 par value
50,000,000 Preferred shares, $0.0001 par value
Issued and outstanding
42,163,000 Common shares (December 31, 2009 – 22,500,000)(note 11) 4,000,000 Warrants to purchase Common Share (note 11)	$ 4,216	$ 2,250
Additional Paid-in capital	23,870,524	3,972,750
Deficit accumulated during the exploration stage	(7,594,245)	(5,967,867)
Shareholders’ equity (deficiency)	16,280,495	(1,992,867)
Total liabilities and shareholders’ equity (deficiency)	$ 19,647,801	$ 385,872

See accompanying summary of accounting policies and notes to the interim consolidated financial statements

(b)

Consolidated Statements of Operations

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US dollars)

(unaudited)

	For the three month period ended June 30, 2010	For the three month period ended June 30, 2009	For the six month period ended June 30, 2010	For the six month period ended June 30, 2009	Cumulative from inception on March 24, 2005 to June 30, 2010
Expenses

Field camps expenses	$ 4,313	$ -	$ 85,605	$ 231	$ 433,980
Surveying	-	1,035	-	1,035	50,700
Geophysics	15,132	-	652,389	-	652,389
Geochemistry	-	661	-	661	145,113
Geology	563	2,900	1,063	4,900	516,329
Drilling	649	900	649	900	2,780,326
Environmental testing	326	-	326	-	28,210
Mineral properties	25,000	25,000	50,000	50,000	513,045
Consulting fees – related parties	-	-	-	-	12,400
Consulting fees – others	-	-	-	-	6,759
Management fees	-	-	-	-	2,000
Professional fees	119,363	40,712	162,821	80,577	914,964
General and administrative expenses	437,464	34,998	603,322	72,327	1,208,660
Depreciation	37,567	33,838	69,077	57,297	295,096

	(640,377)	(140,044)	(1,625,252)	(267,928)	(7,559,971)
Interest income	-	-	87	332	2,499
(Loss) gain on sale of capital assets	-	158	(1,213)	158	6,507
Rental income	-	6,300	-	6,300	6,720
Loss on deposit	-	-	-	-	(50,000)
Net loss	$ (640,377)	$ (133,568)	$ (1,626,378)	$ (261,138)	$ (7,594,245)

Basic and diluted loss per common share	$ (0.02)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of common shares	40,088,275	22,500,000	33,074,834	22,500,000

See accompanying summary of accounting policies and notes to the consolidated financial statements

(c)     Consolidated Statement of Cash Flows

GENTOR RESOURCES, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the six month period ended June 30, 2010	For the six month period ended June 30, 2009	Cumulative from inception on March 24, 2005 to June 30, 2010
CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss	$(1,626,378)	$ (261,138)	$ (7,594,245)
Depreciation	69,077	57,297	295,096
Loss (gain) on sale of capital assets	1,213	(158)	(6,507)
Accrued interest	49,262	9,843	88,494
Loss on deposit	-	-	50,000
Shares issued for services	180,000	-	180,000
Shares issued for mineral properties	-	-	100,000
Change in non cash working capital balance
Accounts payable and accrued liabilities	(274,434)	(11,444)	715,383
Prepaid and deposits	330	2,665	(50,506)
	(1,600,930)	(202,935)	(6,222,285)
Financing activities
Loan payable repayment	(17,913)	(17,560)	(53,210)
Notes payable	767,237	106,209	1,443,626
Due to related parties	(326,704)	111,704	407,404
Common shares and warrants issued	1,895,480	-	5,770,480
	2,318,100	200,353	7,568,300
Investing activities
Purchase of capital assets	(30,272)	-	(473,820)
APM Mining acquisition	255,889	-	255,889
Proceeds from disposal of capital assets	4,000	-	15,250
Purchase of a certificate of deposit	-	-	(10,000)
Mineral properties	-	-	(169,000)
	229,617	-	(381,681)
Net increase (decrease) in cash & cash equivalents	946,787	(2,582)	964,334
Cash, beginning of the period	17,547	8,502	-
Cash, end of the period	$ 964,334	$ 5,920	$ 964,334

Supplemental cash flow information (see Note 12)

See accompanying summary of accounting policies and notes to the consolidated financial statements

(d)

Consolidated Statements of Shareholders’ Equity

GENTOR RESOURCES, INC.

(An exploration stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six months ended June 30, 2010 and for the year ended December 31, 2009

(Stated in US dollars)

(unaudited)

	Common shares		Preferred shares		Additional Paid-in capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$ 1,250	-	-	$ 48,750	$ -	$ 50,000
Net loss for the year	-	-	-	-	-	(97,637)	(97,637)
Balance at December 31, 2005	12,500,000	1,250	-	-	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per share	5,000,000	500	-	-	999,500	-	1,000,000
Net loss for the year	-	-	-	-	-	(233,900)	(233,900)
Balance at December 31, 2006	17,500,000	$ 1,750	-	-	$ 1,048,250	$ (331,537)	$ 718,463

Shares issued on July 23, 2007 at $0.20 per share	500,000	$ 50	-	-	$ 99,950	$ -	$ 100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	$ 100	-	-	$ 199,900	$ -	$ 200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	$ 100			$ 249,900	$ -	$ 250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	$ 250	-	-	$ 2,374,750	$ -	$ 2,375,000
Net loss for the year	-	-	-	-	-	$ (1,881,910)	$ (1,881,910)
Balance at December 31, 2007	22,500,000	$ 2,250	-	-	$ 3,972,750	$ (2,213,447)	$ 1,761,553
Net loss for the year						$ (3,189,473)	$ (3,189,473)
Balance at December 31, 2008	22,500,000	$ 2,250	-	-	$ 3,972,750	$ (5,402,920)	$ (1,427,920)
Net loss for the year						$ (564,947)	$ (564,947)
Balance at December 31, 2009	22,500,000	$ 2,250	-	-	$ 3,972,750	$ (5,967,867)	$ (1,992,867)
Shares issued on March 8, 2010 at $1.02 per share (Notes 3 and 11)	13,063,000	1,306	-	-	13,322,954	-	13,324,260
Shares issued on April 28, 2010 (Note 11)	2,600,000	260	-	-	4,679,740	-	4,680,000
Shares issued on April 29, 2010	4,000,000	400	-	-	1,895,080	-	1,895,480
Net loss of the period	-	-	-	-	-	$ (1,626,378)	$ (1,626,378)
Balance at June 30, 2010	42,163,000	$ 4,216	-	-	$ 23,870,524	$ (7,594,245)	$ 16,280,495

See accompanying summary of accounting policies and notes to the consolidated financial statements

(e)

Notes to the Condensed Consolidated Financial Statements

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As at and for the period ended June 30, 2010

1.           ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended June 30, 2010, the Company has a loss from operations of $1,626,378 and accumulated deficit of $7,594,245, which raises substantial doubt on the Company’s ability to continue on a going concern basis.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements. The Company’s continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, explore and develop the mining properties and the discovery, development and sale of ore reserves.

These interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2010 and 2009 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), but is not required for interim reporting purposes, has not been presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

MINERAL PROPERTIES AND EXPLORATION COSTS

Exploration costs pertaining to mineral properties with no proven reserves are charged to operations as incurred. When it is determined that mineral properties can be economically developed as a result of establishing proven and probable reserves, costs incurred to develop such properties are capitalized. Such costs will be amortized using the unit of production method over the estimated life of the probable reserves.

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated amortization. Amortization is recorded as follows:

Vehicles

-

Straight line over a range of two - four years

Mining equipment

-

Straight line over four years

Office equipment

-

Straight line over four years

Furniture and fixtures

-

20% declining balance basis

Building

-

Straight line over five years

FOREIGN EXCHANGE

These consolidated financial statements are expressed in the functional currency of the Company, United States dollars (“U.S.$”).  The Company’s functional currency is U.S. $ and the foreign operation is translated as follows: monetary assets and liabilities are translated at the spot rates of exchange in effect at the end of the period; non-monetary items are translated at historical exchange rates in effect on the dates of the transactions. Revenues and expense items are translated at average rates of exchange in effect during the period, except for amortization which is translated at its corresponding historical rate.  Realized and unrealized exchange gains and losses are included in the consolidated statements of operations.

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

Loans and receivables, held-to maturity financial instruments and other financial liabilities are initially measured at fair value and subsequently measured at amortized cost.  Gains or losses resulting from impairment write-downs are recognized in net loss for the period.  Prepaid and deposit are classified as loans and receivables while accounts payable and accrued liabilities and notes payable are classified as other financial liabilities.

INTEREST RATE RISK

The notes payable held by the Company are due on demand; however, the interest rates are fixed and are not expected to change.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that a variation in exchange rates between the United States dollar and other foreign currencies will affect the Company’s operations and financial results. A portion of the Company’s transactions are denominated in Omani rials and Canadian dollars.  The Company is also exposed to the impact of currency fluctuations on its monetary assets and liabilities.  Significant foreign currency gains or losses are reflected as a separate component of the consolidated statement of operations. The Company does not use derivatives instruments to reduce its exposure to foreign currency risk.

The following table indicates the impact of foreign currency risk on net working capital as at June 30, 2010. The table below also provides a sensitivity analysis of a 10 percent strengthening of the US dollar against the Omani rial and Canadian dollar as identified which would have increased (decreased) the Company’s net loss by the amounts shown in the table below. A 10 percent weakening of the US dollar against the Omani rial and Canadian dollar would have had the equal but opposite effect as at June 30, 2010.

	Omani rial	Canadian $

Cash	69,675	2,449
Accounts payable	(10,182)	(2,740)
Total foreign currency working capital	59,493	(291)
US$ exchange rate at June 30, 2010	$ 2.58639	$ 0.9393
Total foreign currency net working capital in US$	$ 153,872	$ (273)
Impact of a 10% strengthening of the US$ on net loss	$ 15,387	$ (27)

3.

ACQUISITION

On March 8, 2010, pursuant to a stock exchange agreement, the Company acquired all of the issued and outstanding shares of APM Mining Limited (“APM Mining”) in exchange for 10,362,000 of its own common shares.

APM Mining is a mineral exploration company which has secured the earn-in rights to specific exploration ground holdings in the Sultanate of Oman (“Oman”), comprised of sites identified as having significant potential for copper mineralization.

The purchase price for this acquisition was $13,395,583, which included 10,362,000 of the Company’s common shares at a price of $1.02 per share and direct costs of $2,826,343. Included in direct costs are $71,323 of costs that are part of accounts payable and accrued liabilities. The price of $1.02 per share was based on an average market price of the shares over the two-day period before and after March 8, 2010, being the date the Company and APM Mining closed the agreement.

The acquisition was accounted for as a purchase of assets. The total consideration and transaction costs have been allocated to the net assets acquired and liabilities assumed as follows:

Issuance of 10,362,000 common shares	$ 10,569,240
Transaction costs	2,826,343
Purchase Price	$ 13,395,583

Net assets acquired and liabilities assumed:

Cash	$ 255,889
Prepaid and deposits	2,371
Capital assets	108,921
Mineral properties	13,748,198
Accounts payable and accrued liabilities	(190,415)
Due to related parties	(529,381)
Net assets acquired	$ 13,395,583

In connection with the foregoing transaction, the Company issued 2,500,000 shares to a non-U.S. Person in connection with the amendment of a certain Earn-In Agreement between Al Fairuz Mining Company, LLC and APM Mining with respect to the Company’s Block 5 project located in the Sultanate of Oman (see Note 11). The 2,500,000 shares were issued on April 28, 2010 at a price of $1.80 per share. Consequently, there was an increase to mineral properties of $4,500,000.

4.

PREPAID AND DEPOSITS

Prepaid and deposits include a $10,000 certificate of deposit issued on March 11, 2010 and assigned to the United States Department of the Interiors, Bureau of Land Management as a reclamation bond for the installation of a bridge crossing the Patterson creek at the Company’s Idaho project. This certificate of deposit bears an interest rate of 1.75% per annum and will mature on March 11, 2011. The certificate of deposit will automatically roll over to maintain the bond in good standing.

5.

MINERAL PROPERTIES

Oman Project

On March 8, 2010, the Company acquired, through its wholly-owned subsidiary APM Mining, the earn-in rights to the Block 5 and Block 6 copper exploration projects located in Oman.  Pursuant to the Earn-in Agreement between Al Fairuz Mining Company, LLC (“Al Fairuz Mining”) and APM Mining, which relates to the Block 5 Project, the Company has the right to obtain up to a 65% equity position in Al Fairuz Mining.  Pursuant to the earn-in Agreement between Al Zuhra Company, LLC (“Al Zuhra Mining”) and APM Mining, which relates to the Block 6 Project, the Company has the right to earn up to a 70% equity position in Al Zuhra Mining.

The entire balance of the mineral property assets as of June 30, 2010 is attributable to the Oman Project.

Idaho Project

On July 3, 2007, the Company acquired through its wholly-owned subsidiary, Gentor Idaho, simple fee title to a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 miner’s inches of water rights.  In addition, through a staking program, the Company acquired certain lode and placer claims.  Currently, the Company retains 68 lode claims and 3 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $9,940 per annum ($140 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management, on or before September 1st of each year in order to retain the Staked Claims.  In June 2009, the 75 acre parcel was sold for $169,000 to a vendor in exchange for a reduction in accounts payable that the Company owed this vendor.  However, in connection with the sale of the 75 Acre Parcel to the Buyer, the Company was granted (1) a 10-day right of first refusal to purchase the 75 Acre Parcel in the event the Buyer received a bona-fide offer to sell said property and (2) an option to repurchase the 75 Acre Parcel for a purchase price of $169,000 at any time on or before December 31, 2010.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who was the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash was due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  All payments with respect to the second anniversary date were made accordingly. Similarly, on February 14, 2010, the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2010 in lieu of the $100,000 payment that would be due in full on March 1, 2010, the third anniversary date of the Idaho Option Agreement. The $25,000 payments that were due on March 1, May 1 and July 1, 2010 have been paid to the Idaho Claim Owner.  To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim owner’s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

6.

CAPITAL  ASSETS

June 30, 2010

	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicles	$ 127,961	$ 28,117	$ 99,844
Mining equipment	165,623	56,195	109,428
Office Equipment	37,598	23,179	14,419
Furniture and fixtures	8,107	818	7,289
Building	358,241	166,829	191,412
Total	$ 697,530	$ 275,138	$ 422,392

December 31, 2009

	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicle	$ 19,040	$ 19,040	$ -
Mining equipment	179,536	54,761	124,775
Office Equipment	9,443	4,722	4,721
Furniture and fixtures	1,344	588	756
Building	358,241	131,004	227,237
Total	$ 567,604	$ 210,115	$ 357,489

7.

RELATED PARTY TRANSACTIONS

As at June 30, 2010 an amount of $460,244 in the aggregate (December 31, 2009 - $459,464) advanced to the Company for working capital purposes was due to a corporation wholly-owned by a significant shareholder of the Company. As well $194,969 (December 31, 2009 - $194,969) was advanced by a former Director and officer of the Company.

In addition, as at June 30, 2010 (December 31, 2009 - $nil) an amount of $8,121 was due to a corporation of which, a director of the Company is a partner.  In June 2009, an amount of $79,675 was advanced by two Directors of the Company and used to repay accounts payable owed by the Company. This amount is outstanding as of June 30, 2010.

These advances are unsecured, non-interest bearing and re-payable upon demand.

In addition, during the first quarter of 2010, an amount of $196,313 was advanced to the Company for working capital purposes by three Directors of the Company at an interest rate of 5.25%, which is due on demand.  This amount includes interest of $2,537 as of June 30, 2010.

During the three and six month periods ended June 30, 2010, $500 and $1,000 (three and six month periods ended June 30, 2009 - $1,000 and $3,000), was paid to a former director of the Company for services rendered to the Company during the period. This amount is included in the Company’s consolidated statements of operations and deficit under geology expenses.

As part of the acquisition of APM Mining (see Note 3), the Company issued 2,701,000 common shares of the Company at a price of $1.02 per share in exchange for services to a corporation of which, a director of the Company is a partner.

8.

NOTES PAYABLE

As of June 30, 2010, the Company has $1,529,584 of outstanding promissory notes as follows:

	Carrying and Fair Value at December 31, 2009	Notes issued	Accrued interest	Carrying and Fair Value at June 30, 2010
Promissory note 1 (1)	$ 715,622	-	$ 26,834	$ 742,456
Promissory note 2 (2)	-	248,090	7,358	255,448
Promissory note 3 (3)	-	234,147	7,184	241,331
Promissory note 4 (4)	-	285,000	5,349	290,349
Total	$ 715,622	767,237	$ 46,725	$ 1,529,584

(1)

This note bears interest at a rate of 8% per annum, is unsecured and is due on demand

(2)

This note bears interest at a rate of 8% per annum, is unsecured and is due on demand.  Two loans   were issued in the amounts of $150,000 and $98,090 on February 19, 2010 and March 30, 2010,   respectively.

(3)

This note bears interest at a rate of 8% per annum, is unsecured and is due on demand.  This note was received on February 11, 2010.

(4)

This note bears interest at a rate of 8% per annum, is unsecured and is due on demand.  This note was received on March 30, 2010.

 9.       LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principle and interest payments of $3,156.  The current portion, which is payable within 1 year, is $ 36,366 As of June 30, 2010, the loan payable repayments for each of the years ending December 31 are as follows:

	2010	2011	2012	Total
Loan payment	$18,092	$36,729	$37,468	$92,289

The estimated fair value of the loan is $86,483 and it is calculated using the borrowing rates for loans with similar terms and maturities.

10.

REPORTABLE SEGMENTS

The Company operates in one business segment: the exploration, mine development and extraction of precious metals in two geographic areas, the Oman and the United States.

	June 30, 2010	December 31, 2009

Oman – capital assets	$128,572	$ -
United States – capital assets	293,820	357,489
	$ 422,392	$ 357,489

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

On April 28, 2010, the Company issued 100,000 shares to an employee of the Company for services performed in connection with securing the Company’s mineral property rights located in the Sultanate of Oman (see Note 12).

In addition, the Company issued 2,500,000 shares at a price of $1.80 to a non-U.S. Person in connection with the amendment of the Earn-In Agreement between Al Fairuz Mining Company, LLC, a company incorporated under the laws of the Sultanate of Oman, and the Company with respect to the Company’s Block 5 project located in the Sultanate of Oman (see Note 12).  These shares included as part of the purchase price of APM Mining (see Note 4).

On April 29, 2010, there were 4,000,000 units sold at a price of $0.50 per unit, consisting of 1 share of common stock of the Company and 1 warrant (“Warrant”) to purchase 1 share of common stock, as part of a private placement.  Each Warrant is exercisable for a period of 24 months from the date of issuance at an exercise price of $0.75 per share.  Gross proceeds of $2,000,000 were received.

As at June 30, 2010, the Company had outstanding 42,163,000 (December 31, 2009 – 22,500,000) common shares, 4,000,000 warrants to purchase common shares and no preferred shares.

12.

NON-CASH TRANSACTIONS

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

Acquisition of APM Mining Limited (Note 3)	$ -	$ -	$10,569,240	$ -
Issuance of shares (Note 11)	4,500,000	-	4,500,000	-
Shares issued for services (Note 11)	180,000	-	2,935,020	-
Sale of mineral properties	-	169,000	-	169,000
Sale of capital asset	-	2,010	-	2,010

13.

       INCOME TAXES

For income tax purposes the Company had $1,626,378 of net operating losses for the six month period ended June 30, 2010, which can be used to offset future taxable income. During the year ended December 31, 2009, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is $7,665,000 at June 30, 2010. No income tax benefit has been recorded in the accompanying interim consolidated financial statements since the recoverability of such assets is not more likely than not to be realized through known future revenue sources.

14.

       SUBSEQUENT EVENT

On July 28, 2010, the Company announced that it had authorized and approved the adoption and implementation of the Gentor Resources 2010 Performance and Equity Incentive Plan (the “Plan”). Persons eligible to receive awards under the Plan include officers or employees of the Company, directors and advisors to the Company.  The aggregate number of shares of common stock of the Company, par value $0.0001 per share subject to awards under the Plan is 4,000,000 shares.  The Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, and other forms of awards granted or denominated in Common Stock, as well as performance based awards, which may be denominated in cash or stock.

Item 2.   Management=s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management’s review of the factors that affected our financial performance for the three (3) and six (6) months ended June 30, 2010. This discussion is intended to further the reader’s understanding of the interim consolidated financial condition and results of operations of our Company.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

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

As of the date of this Report, we maintain the rights to and are currently engaged in the exploration of mineral properties in (i) the state of Idaho (the “Idaho Project”) and (ii) the Sultanate of Oman (the “Oman Project”).  The Idaho Project, which was acquired around July 2007, is a molybdenum-tungsten project located in east central Idaho. The Oman Project, which was acquired on March 8, 2010 in connection with the Company’s  acquisition of APM Mining Ltd., a British Virgin Islands registered company (“APM Mining”), is a copper  project located on the southeast coast of the Arabian Peninsula in the Sultanate of Oman.

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

Results of Operations

Since our inception on March 24, 2005, we have been classified as an “exploration stage company” (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do  not produce income and have not generated any revenue. Our net loss for the three months ended June 30, 2010 was $640,377 as compared to a net loss of $140,044 for the three months ended June 30, 2009.   The foregoing increase of $500,333 is attributable primarily to our increased exploration activity at the Oman Project. Our net loss for the six month ended June 30, 2010 was $1,626,378 compared to a net loss of $261,138 for the six months ended June 30, 2009.  Again, the foregoing increase is primarily due to the increased exploration activity at the Oman Project.

During the three and six months ended June 30, 2010, we spent approximately $20,983 and $738,395, respectively, in connection with the  Oman Project and $25,000 and $51,637, respectively, in connection with the Idaho Project. Such expenditures are consistent with our current intention to concentrate our available resources towards the exploration of the Oman Project. We also incurred corporate and administrative costs of $556,827 and $766,143, respectively, compared with $75,710 and $152,904, respectively, for the same periods in 2009, which is consistent with our increased activity levels. These costs include general office expense, general legal expenses, and accounting and compliance costs.

Depreciation costs for the three and six months ended June 30, 2010 were $37,567 and $69,077, respectively, compared to $33,838 and $57,297, respectively, of depreciation costs for the same period in 2009.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of either Project and there is no assurance that we will be able to obtain the necessary financing.

Our net cash balance at June 30, 2010 was $964,334, compared to $17,547 as at December 31, 2009.  We did experience an increase of $2,246,777 in financing activities which was primarily the result of $2,000,000 of gross proceeds received as the result of a private placement and loan proceeds in the amount of $767,237. However, this increase in financing activities was offset by $1,529,607 of operating activities which was the result of spending on exploration activities, general corporate and administrative costs and $229,617 in investing activities, primarily due to the acquisition of APM Mining.

Total assets at June 30, 2010 were $19,647,801 compared to $2,304,543 as at December 31, 2009.  The change in these balances reflects the acquisition of APM Mining and the allocation of the purchase price to mineral properties of $18,248,198.

Current liabilities at June 30, 2010 were $3,311,383 compared to $2,304,543 as at December 31, 2009.  This increase in current liabilities is the result of additional financing in the form of notes payable and related party advances. In addition, there were increased accounts payable due to the exploration of the Oman Project.

Furthermore, we anticipate that the Company will also require additional capital to continue payment of ongoing general, administrative and operating costs associated with supporting its planned operations, the amounts of which are presently unknown.

Going Concern

We believe that the Company will require a minimum of approximately $2,825,000 to meet our capital requirements over the next twelve months for the following estimated expenses: (i) $225,000 to maintain our rights to the Idaho Project, (ii) $2,000,000 to undertake exploration of the Oman Project, and (iii) $600,000 for general and administrative expenses, which includes legal fees and audit fees.  Our cash balance as at June 30, 2010 was $964,334.

In addition to our minimum capital requirements for the next twelve months, we believe that we will also require approximately $3,300,000 to discharge and/or reduce our current liabilities of which $2,468,906 are related to notes payable and due to related parties payable upon demand.  Management does not expect these notes and advances to be called in the short term; therefore, funds are not required to repay these obligations in the immediate future.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our recurring net losses and negative cash flows from operations, the Form 10-K of the Company for the year ended December 31, 2009 included references to the Company’s ability to continue as a going concern. Our independent auditors had included an explanatory paragraph in their 2009 audit report concerning these matters which raise substantial doubt about the Company’s ability to continue as a going concern. Those financial statements did not include any adjustments that might be necessary if we were unable to continue as a going concern. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Oman Project.  There is no assurance that we will be able to obtain the necessary financing for the Oman Project on customary terms, or at all.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations,  liquidity, capital expenditures or capital resources that is material to stockholders.

Changes in Accounting Policies

We did not change our accounting policies during the three months ended June 30, 2010.

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

Changes in Internal Controls. During the quarter ended June 30, 2010, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Since the Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not  required to provide the information required under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported in the Company’s Form 8-K filed on April 28, 2010, on April 28, 2010, the Company issued 100,000 shares (the “Employee Subject Shares”) of its of its $0.0001 par value common stock of the Company (the “Common Stock”) to an employee (the “Employee”) of the Company for the services performed by the Employee in connection with securing the Company’s mineral property rights located in the Sultanate of Oman. Neither the Employee Subject Shares nor the sale thereof have be registered under the Securities Act  and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Employee Subject Shares so issued pursuant to Section 4(2) of the Securities Act as no public offering was involved. The Company believes that the Employee has the knowledge and experience in financial matters such that the Employee is capable of evaluating the merits and risks of acquisition of the Employee Subject Shares.  All certificates representing the Common Stock of the Employee Subject Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

As previously reported on the Company’s Form 8-K filed on July 28, 2010, on July 23, 2010, the Board of Directors (the “Board of Directors”) of the Company authorized and approved the adoption and implementation of the Gentor Resources 2010 Performance and Equity Incentive Plan (the “Plan”).

The principal terms of the Plan are summarized below. The following summary is qualified in its entirety by the full text of the Plan which is referenced herewith as Exhibit 10.11.

Purpose of the Plan.  The purpose of the Plan is to promote the interests of the Company, our subsidiaries and  our shareholders by (i) attracting and retaining officers, employees and directors of, and consultants to, the  Company and our subsidiaries and affiliates; (ii) motivating such individuals by means of performance-related  incentives to achieve long-range performance goals; (iii) enabling such individuals to participate in the longterm growth and financial success of the Company; (iv) encouraging ownership of stock in the Company by such individuals; and (v) linking their compensation to the long-term interests of the Company and our  shareholders.

Administration of the Plan. The Plan will be administered, construed and interpreted by the Committee (as such term is defined in the Plan); provided, however, with respect to awards to independent directors (if any), the Board of Directors will have the sole authority to administer the Plan. The Committee may delegate some or all of its authority with respect to the Plan to another committee of directors. The Committee has broad authority under the Plan with respect to award grants.

No Repricing. In no case (except due to an adjustment to reflect a stock split or similar event or any repricing that may be approved by shareholders) will any adjustment be made to any outstanding award under the Plan (by amendment, cancellation and re-grant, exchange or other means) that would constitute a repricing of the per share exercise or base price of the award.

Eligibility. Persons eligible to receive awards under the Plan include officers or employees of the Company or any of our subsidiaries or affiliates, directors of the Company, and certain consultants and advisors to the Company or any of our subsidiaries or affiliates. We have approximately two (2) employees (including all of the named executive officers), and four (4) non-employee directors, who are eligible to receive awards under the Plan as of the date of this report.

Authorized Shares. The aggregate number of shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) subject to awards granted under the Plan is 4,000,000 shares (the “Share Limit”). The shares subject to the Plan may be either shares reacquired by the Company, including shares purchased in the open market, or authorized but unissued shares.  The Plan generally provides that shares issued in connection with awards that are granted by or become obligations of the Company through the assumption of awards (or in substitution for awards) in connection with an acquisition of another company will not count against the shares available for issuance under the Plan.

Types of Awards. The Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in our Common Stock, as well as performance based awards, which may be denominated in cash or stock. The Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be paid or settled in cash.

Options. A stock option is the right to purchase shares of our Common Stock at a future date at a specified price per share, or the exercise price. An option may either be an incentive stock option or a nonqualified stock option. The maximum term of an option is ten years from the date of grant. The per share  exercise price of an incentive stock option generally may not be less than the fair market value of a share of our Common Stock on the date of grant. However, the per share exercise price of a non-qualified stock option shall be such price as the Committee may determine, provided, that such price may not be less than the minimum price required by applicable law. Incentive stock option benefits are taxed differently from non-qualified stock options, as described under heading “Federal Income Tax Consequences of Awards Under the Plan” set forth below. Incentive stock options are also subject to more restrictive terms and are limited in amount by the U.S.  Internal Revenue Code and the Plan. Incentive stock options may only be granted to employees of the Company or our subsidiaries.

Stock Appreciation Rights. A stock appreciation right is the right to receive payment of an amount equal to the excess of the fair market value of our Common Stock on  the date of exercise of the stock  appreciation right over the base price of the stock appreciation right. The base price will be established by the Committee at the time of grant of the stock appreciation right and generally cannot be less than the fair market value of a share of our Common Stock on the date of grant. Stock appreciation rights may be granted in connection with other awards or independently. The maximum term of a stock appreciation right is ten years from the date of grant.

Restricted Stock. Shares of restricted stock are shares of Common Stock that are subject to certain restrictions on sale, pledge, or other transfer by the recipient during a particular period of time (the restricted period). Subject to the restrictions provided in the applicable award agreement and the Plan, a participant receiving restricted stock may have all of the rights of a shareholder as to such shares, including the right to receive dividends.

Restricted Stock Units. A restricted stock unit, or RSU, represents the right to receive one share of our Common Stock on a specific future vesting or payment date. Subject to the restrictions provided in the   applicable award agreement and the Plan, a participant receiving RSUs has no shareholder rights until shares of Common Stock are issued to the participant. RSUs may be granted with dividend equivalent rights.

Other Stock Based Awards. The other types of awards that may be granted under the Plan include,  without limitation, awards of shares of Common Stock, phantom stock and other awards that are valued in  whole or in part by reference to, or otherwise based on, our Common Stock. Such awards may be made alone or in addition to or in connection with any option, restricted stock unit or any other award granted hereunder.  The Committee may determine the terms and conditions of any such award.

Performance Awards. The Committee may grant awards that are intended to be performance-based awards within the meaning of Section 162(m) of the U.S. Internal Revenue Code, referred to as performance awards. Performance awards are in addition to any of the other types of awards that may be granted under the Plan (including options and stock appreciation rights which may also qualify as performance-based awards for Section 162(m) purposes). A performance award may consist of a right that is (i) denominated in cash or shares (including but not limited to restricted stock or restricted stock units), (ii) valued, as determined by the Committee, in accordance with the achievement of one or more performance criteria as the Committee will establish, and (iii) payable at such time and in such form as the Committee will determine.

The vesting or payment of performance awards (other than options or stock appreciation rights) will depend on the absolute or relative performance of the Company on a consolidated, subsidiary, segment, division, or business unit basis. The Committee will establish the criteria and target(s) on which performance will be measured. The Committee must establish criteria and targets in advance of applicable deadlines under the U.S. Internal Revenue Code and while the attainment of the performance targets remains substantially uncertain. The criteria that the Committee  may use for this purpose will include any one  or  more  of  the  following performance criteria, either individually, alternatively or in any combination, applied to either the  Company as a whole or to a business unit, affiliate or business segment, either individually, alternatively or in  any combination, and measured either annually or cumulatively over a period of years, on an absolute basis or a per share basis or relative to a pre-established target, to previous years’ results or to a designated comparison  group, in each case as specified by the Committee in the award: (i) cash flow; (ii) earnings (including gross  margin and/or EBITDA); (iii) earnings per share; (iv) growth in earnings, cash flow, revenue, gross margin,  operating expense or operating expense as a percentage of revenue; (v) stock price; (vi) return on equity or  average shareholder equity; (vii) total shareholder return; (viii) return on capital; (ix) return on assets or net  assets; (x) return on investment; (xi) revenue; (xii) income or net income; (xiii) operating income or net  operating income; (xiv) operating profit, net operating profit or controllable operating profit; (xv) operating  margin or operating expense or operating expense as  a percentage of revenue;  (xvi)  return on operating  revenue; (xvii) overhead or other expense reduction; (xviii) credit rating; (xix) strategic plan development and  implementation; (xx) succession plan development and implementation; (xxi) acquisitions consummated; (xxii) improvement in productivity or workforce diversity;  (xxiii) attainment of objective operating goals and  employee metrics; (xxiv) economic value added; and (xxv) any other similar criteria. These terms are used as  applied under generally accepted accounting principles or in the financial reporting of the Company or of our  subsidiaries. The performance measurement period with respect to an award may range from three months to  ten years. To the extent consistent with Section 162(m) of the Code, the Committee may appropriately adjust  any evaluation of performance under the performance criteria set forth in the award to mitigate the unbudgeted  impact of material, unusual or nonrecurring gains and losses, accounting changes or other extraordinary events  not foreseen at the time the targets were set unless the Committee provides otherwise at the time of establishing  the targets; provided that the Committee may not make any adjustment to the extent it would adversely affect  the qualification of any compensation  payable  under such performance targets as “performance-based  compensation” under Section 162(m).

Performance awards may be paid in stock or in cash. Before any performance-based award (other than an option or stock appreciation right) is paid, the Committee must certify that the performance target or targets have been satisfied. The Committee has discretion to determine the performance target or targets and any other restrictions or other limitations of performance awards.

Change In Control. Prior to the occurrence of a change in control (as defined in the Plan), the Committee has the discretion to determine the impact of any change in control on the awards outstanding under the Plan, other than performance awards. The Committee may (i) provide for the assumption or substitution of, or adjustment to, each outstanding award; (ii) accelerate the vesting of awards and terminate any restrictions on awards;  and/or (iii) provide for the cancellation of awards for a cash payment per share/unit in an amount based on the fair market value of the award with reference to the change in control, which amount may be zero if applicable.  In the event of a change of control, any outstanding performance awards which have been earned but not paid will become immediately payable. In addition, if a change of control occurs during a performance period, the performance periods will end on the date of the change in control, and the Committee will determine the extent to which performance criteria set forth in the award have been met and pay each participant partial or full awards based on such determination.

Transfer Restrictions. Awards under the Plan generally are not transferable by the recipient other than by will or the laws of descent and distribution, or pursuant to domestic relations orders, and are generally exercisable, during the recipient’s lifetime, only by the recipient. Any amounts payable or shares issuable pursuant to an award generally will be paid only to the recipient or the recipient’s beneficiary or representative. The Committee has discretion, however, to establish written conditions and procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable federal and state securities laws.

Adjustments. As is customary in incentive plans of this nature, each Share Limit and the number and kind of  shares available under the Plan and any outstanding  awards, as well as the exercise or purchase prices of  awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends, or  other similar events that change the number or kind of shares outstanding, and extraordinary dividends or  distributions of property to the shareholder.

Termination of or Changes to the Plan. The Committee may amend or terminate the Plan at any time and in  any manner. Shareholder approval for an amendment will be required only to the extent then required by applicable law or any applicable listing agency or required under Sections 162, 409A, 422 or 424 of the U.S.  Internal Revenue Code to preserve the intended tax consequences of the plan. Unless terminated earlier by the Board of Directors, the authority to grant new awards under the Plan will terminate on July 23, 2020.  Outstanding awards, as well as the Board of Director’s authority with respect thereto, generally will continue following the expiration or termination of the Plan. Generally speaking, outstanding awards may be amended by the Committee (except for a repricing), but the consent of the award holder is required if the amendment (or any plan amendment) materially and adversely affects the holder.

Federal Income Tax Consequences of Awards under the Plan.

The U.S. federal income tax consequences of the Plan under current federal law, which is subject to change, are summarized in the following discussion of the general tax principles applicable to the Plan. This summary is not intended to be exhaustive and, among other considerations, does not describe state, local, or international tax consequences.

With respect to non-qualified stock options, the Company generally will be entitled to deduct, and the participant will recognize, taxable income in an amount equal to the difference between the option exercise price and the fair market value of the shares at the time of exercise. With respect to incentive stock options, the Company generally will not be entitled to a deduction nor will the participant recognize income at the time of exercise, although the participant may be subject to the U.S. federal alternative minimum tax.

The current federal income tax consequences of other awards authorized under the Plan generally follow certain basic patterns: stock appreciation rights  are  taxed and deductible in substantially the same  manner as non-qualified stock options; nontransferable restricted stock subject to a substantial risk of forfeiture results in income recognition equal to the excess of the fair market value over the price paid (if any) only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant);  restricted stock units result in income recognition at such time shares are issued with respect to the RSUs equal  to the fair market value of the shares distributed; bonuses, cash and stock-based performance awards, dividend  equivalents, stock units, and other types of awards are generally subject to tax at the time of payment; and  compensation otherwise effectively deferred is taxed when paid. In each of the foregoing cases, the Company will generally have a corresponding deduction at the time the participant recognizes income.

If an award is accelerated under the Plan in connection with a “change in control” (as this term is used under the U.S. Internal Revenue Code), the Company may not be permitted to deduct the portion of the compensation attributable to the acceleration (parachute payments) if it exceeds certain threshold limits under the U.S. Internal Revenue Code (and certain related excise taxes may be triggered). Furthermore, the aggregate compensation in excess of $1,000,000 attributable to awards that are not “performance-based” within the meaning of Section 162(m) of the U.S. Internal Revenue Code may not be permitted to be deducted by the Company in certain circumstances.

If any award constitutes non-qualified deferred compensation under Section 409A of the U.S. Internal Revenue Code, the Company intends that the incentive will be structured with the intent that it will comply with Section 409A to avoid the imposition of additional tax, penalties, and interest on the participant.  However, the Company does not warrant that any award under the Plan will qualify for favorable tax treatment under Section 409A of the Code or any other provision of federal, state, local or foreign law.

Nonexclusivity of the Plan. The adoption of the Plan shall not be construed as creating any limitations upon the  right and authority of the Board of Directors to adopt such other incentive compensation arrangements (which arrangements may be applicable either generally to  a class or classes of individuals or specifically to a  particular individual or individuals) as the Board of Directors in its discretion determines desirable, including, without limitation, the granting of stock options or stock appreciation rights other than under the Plan.

Item 6.   Exhibits.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation [2]
3.02	Bylaws [3]
3.03	Amendment to Amended and Restated Articles of Incorporation [4]
10.07	Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman [5]
10.08	Novation Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman [5]
10.09	Amendment to the Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman [5]
10.10	Earn-In Agreement With Respect to the Block 6 Copper Project in the Sultanate of Oman [5]
10.11	Gentor Resources 2010 Performance and Equity Incentive Plan [6]
21.01	Subsidiaries [5]
31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d – 14(a) [1]
31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d – 14(a) [1]
32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 [1]
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 [1]

_______________________________

[1]

Filed herewith

[2]

Filed as part of Form 8-K filed March 6, 2007

[3]

Filed as part of the Registration Statement on Form SB-2

[4]

Filed as part of Form 8-K filed September 2, 2009

[5]

Filed as part of the Form 10-Q filed May 17, 2010

[6]

Filed as part of the Form 8-K filed July 28, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: August 13, 2010

/s/ Peter Ruxton

____________________

By: Peter Ruxton, President and principal executive officer

Date: August 13, 2010

/s/ Donat Madilo

______________________

By: Donat Madilo, principal financial officer