Form 10-Q
period 2010-09-30
GENTOR RESOURCES, INC.
filed 2010-11-12
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

☐YES ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the date of this report, there were 49,163,001 shares of the registrant's $0.0001 par value Common Stock outstanding.

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

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements

 As at and for the Three and Nine Months Ended September 30, 2010

(a)

Condensed Consolidated Balance Sheets

GENTOR RESOURCES, INC.

      (An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

(Unaudited)

ASSETS

As at	September 30, 2010	December 31, 2009
Current
Cash	$ 278,418	$ 17,547
Prepaids	14,191	836
	292,609	18,383

Mineral properties (note 5)	18,248,198	-
Capital assets (note 6)	398,272	357,489
Long Term Deposit (note 4)	10,000	10,000

Total assets	$ 18,949,079	$ 385,872

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 879,959	$ 818,807
Due to related parties (note 7)	948,654	734,108
Notes payable (note 8)	1,558,694	715,622
Loan payable– current portion (note 9)	36,547	36,006
	3,423,854	2,304,543

Loan payable– long term portion (note 9)	46,718	74,196

Total liabilities	$ 3,470,572	$ 2,378,739

SHAREHOLDERS’ EQUITY

Authorized
100,000,000 Common shares, $0.0001 par value
50,000,000 Preferred shares, $0.0001 par value
Issued and outstanding
42,163,000 Common shares (December 31, 2009 – 22,500,000)(note 11)	$ 4,216	$ 2,250
Additional paid-in capital	23,907,685	3,972,750
Deficit accumulated during the exploration stage	(8,433,394)	(5,967,867)
Shareholders’ equity (capital deficiency)	15,478,507	(1,992,867)
Total liabilities and shareholder’s equity	$18,949,079	$385,872

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements

(b)

Condensed Consolidated Statements of Operations

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US dollars)

(Unaudited)

	For the three month period ended September 30, 2010	For the three month period ended September 30, 2009	For the nine month period ended September 30, 2010	For the nine month period ended September 30, 2009	Cumulative from inception on March 24, 2005 to September 30, 2010
Expenses

Field camps expenses	$ 27,157	$ -	$ 112,762	$ 231	$ 461,137
Surveying	1,063	-	1,063	1,035	51,763
Geophysics	2,847	-	655,236	-	655,236
Geochemistry	9,917	-	9,917	661	155,030
Geology	799	-	1,862	4,900	517,128
Drilling	206,011	-	206,660	900	2,986,337
Environmental testing	-	-	326	-	28,210
Mineral properties	50,000	25,000	100,000	75,000	563,045
Consulting fees – related parties	-	-	-	-	12,400
Consulting fees – others	7,852	-	7,852	-	14,611
Management fees	-	-	-	-	2,000
Professional fees	121,737	27,264	284,558	107,841	1,036,701
Stock based compensation	30,755	-	30,755	-	30,755
General and administrative expenses	342,392	41,129	945,714	113,456	1,551,052
Depreciation	38,674	31,495	107,751	88,792	333,770

	(839,204)	(124,888)	(2,464,456)	(392,816)	(8,399,175)
Interest income	55	88	142	420	2,554
(Loss) gain on sale of capital assets	-	3,250	(1,213)	3,408	6,507
Rental income	-	-	-	6,300	6,720
Loss on deposit	-	-	-	-	(50,000)
Net Loss	$ (839,149)	$ (121,550)	$ (2,465,527)	$ (382,688)	$ (8,433,394)

Basic and diluted loss per common share	$ (0.02)	$ (0.01)	$ (0.07)	$ (0.02)

Weighted average number of common shares	42,163,000	22,500,000	36,137,513	22,500,000

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements

(c)     Condensed Consolidated Statement of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(Unaudited)

	For the nine month period ended September 30, 2010	For the nine month period ended September 30, 2009	Cumulative from inception on March 24, 2005 to September 30, 2010
CASH PROVIDED BY (USED FOR):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss	$ (2,465,527)	$ (382,688)	$ (8,433,394)
Depreciation	107,751	88,792	333,770
Loss (gain) on sale of capital assets	1,213	(3,408)	(6,507)
Accrued interest	80,988	15,822	120,220
Stock based compensation	37,161	-	37,161
Loss on deposit	-	-	50,000
Shares issued for services	180,000	-	180,000
Shares issued for mineral properties	-	-	100,000
Change in non cash working capital balance
Accounts payable and accrued liabilities	(200,586)	18,971	789,233
Prepaid and deposits	(10,984)	7,255	(61,822)
	(2,269,984)	(255,256)	(6,891,339)

Financing activities

Loan payable repayment	(26,937)	(23,454)	(62,234)
Notes payable	767,237	95,709	1,443,626
Due to related parties	(319,988)	182,204	414,120
Common shares and warrants issued	1,895,480	-	5,770,480
	2,315,792	254,459	7,565,992
Investing activities
Purchase of capital assets	(44,826)	-	(488,374)
Gentor Resource Limited acquisition	255,889	-	255,889
Proceeds from disposal of capital assets	4,000	4,250	15,250
Purchase of a certificate of deposit	-	-	(10,000)
Mineral properties	-	-	(169,000)
	215,063	4,250	(396,235)
Net increase in cash	260,871	3,453	278,418
Cash, beginning of the period	17,547	8,502	-
Cash, end of the period	$ 278,418	$ 11,955	$ 278,418

Supplemental Cash flow Information (see note 12)

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements

(d)

Condensed Consolidated Statements of Shareholders’ Equity

GENTOR RESOURCES, INC.

(An exploration stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2010 and for the year ended December 31, 2009

(Stated in US dollars)

(Unaudited)

	Common shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$ 1,250	$ 48,750	$ -	$ 50,000
Net loss for the year	-	-	-	(97,637)	(97,637)
Balance at December 31, 2005	12,500,000	1,250	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per share	5,000,000	500	999,500	-	1,000,000
Net loss for the year	-	-	-	(233,900)	(233,900)
Balance at December 31, 2006	17,500,000	$ 1,750	$ 1,048,250	$ (331,537)	$ 718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	$ 50	$ 99,950	$ -	$ 100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per shares	1,00,0000	100	249,000	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	2,374,750	-	2,375,000
Net loss for the year	-	-	-	$ (1,881,910)	$ (1,881,910)
Balance at December 31, 2007	22,500,000	$ 2,250	$ 3,972,750	$ (2,213,447)	$ 1,761,553
Net loss for the year	-	-	-	$ (3,189,473)	$ (3,189,473)
Balance at December 31, 2008	22,500,000	$ 2,250	$ 3,972,750	$ (5,402,920)	$ (1,427,920)
Net loss for the year	-	-	-	$ (564,947)	$ (564,947)
Balance at December 31, 2009	22,500,000	$ 2,250	$ 3,972,750	$ (5,967,867)	$ (1,992,867)
Shares issued on March 8, 2010 at $1.02 per share (Notes 3 and 11)	13,063,000	1,306	13,322,954	-	13,324,260
Shares issued on April 28, 2010 (Note 11)	2,600,000	260	4,679,740	-	4,680,000
Shares issued on April 29, 2010 (Note 11)	4,000,000	400	1,478,074	-	1,478,474
Warrants issued on April 29, 2010 (Note 11)	-	-	417,006	-	417,006
Issuance of stock options on August 30, 1010	-	-	37,161	-	37,161
Net loss for the period	-	-	-	$ (2,465,527)	$ (2,465,527)
Balance at September 30, 2010	42,163,000	$ 4,216	$ 23,907,685	$ (8,433,394)	$ 15,478,507

  See accompanying summary of accounting policies and notes to the condensed consolidated financial statements

(e)

Notes to the Condensed Consolidated Financial Statements

GENTOR RESOURCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As at and the for period ended September 30, 2010

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2010, the Company has a loss from operations of $2,465,527 (9 months ended September 30, 2009 - $382,688) and accumulated deficit of $8,433,394 (December 31, 2009 - $5,967,867), which raises substantial doubt on the Company’s ability to continue on a going concern basis.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements. The Company’s continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, exploration and development of the mining properties and the discovery, development and sale of ore reserves. The Company will continue to explore the availability of varying financial and strategic transactions, which, if consummated, would address the Company’s need to improve its financial condition and/or its operations. Subsequent to September 30, 2010, the Company completed a private placement (see Note 15).

These interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2010 and 2009 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), but is not required for interim reporting purposes, has not been presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

BASIS OF CONSOLIDATION

The Company’s interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gentor Idaho and Gentor Resources Limited (formerly known as APM Mining Limited).  Gentor Idaho was incorporated on June 28, 2007 under the laws of the State of Idaho.  Gentor Resources Limited (formerly known as APM Mining Limited) was incorporated on November 19, 2009 under the laws of the British Virgin Islands and changed its name from APM Mining Limited on April 30, 2010.

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

Capital assets are recorded at cost less accumulated amortization. Amortization is recorded as follows:

Vehicles

-

Straight line over a range of two - four years

Mining equipment

-

Straight line over four years

Office equipment

-

Straight line over four years

Furniture and fixtures

-

20% declining balance basis

Building

-

Straight line over five years

STOCK BASED COMPENSATION

The Company maintains a performance and equity incentive plan (the “Plan”), which is described in Note 11(c).  Since the adoption and implementation of the Plan on July 23, 2010, the only awards which have been granted under the Plan are non-qualified stock options (the “Options”). The Company uses the fair value method of accounting for the Options granted to directors, officers and employees whereby the fair value of the Options granted is recorded as a compensation expense in the financial statements over the vesting period.  Compensation expense on Options granted to non-employees is measured at the earlier of the completion of performance and the date the Options are vested using the fair value method and is recorded as an expense in the same period as if the Company had paid cash for the goods or services received.  Any consideration paid by directors, officers, employees and consultants on exercise of Options or purchase of shares is credited to share capital.  Upon the exercise of the Options, shares are issued from the Company’s allotment of previously authorized but non-issued shares.

LOSS PER SHARE

Loss per share calculations are based on the weighted average number of common shares and common share equivalents issued and outstanding during the period.  Diluted earnings per share is calculated using the treasury method.  The treasury method assumes that outstanding stock options and share purchase warrants with an average exercise price below market price of the underlying shares are exercised and the assumed proceeds are used to repurchase common shares of the Company at the average market price of the common shares for the period.  As the Company is incurring losses, basic and diluted loss per share are the same since including the exercise of outstanding stock options and share purchase warrants in the diluted loss per share calculation would be anti-dilutive.

              FOREIGN EXCHANGE

These condensed financial statements are expressed in the functional currency of the Company, United States dollars (“U.S.$”).  The Company’s functional currency is U.S. Dollars and the foreign operation is translated as follows: monetary assets and liabilities are translated at the spot rates of exchange in effect at the end of the period; non-monetary items are translated at historical exchange rates in effect on the dates of the transactions. Revenues and expense items are translated at average rates of exchange in effect during the period, except for amortization which is translated at its corresponding historical rate. Realized and unrealized exchange gains and losses are included in the condensed consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  The fair value of its financial instruments approximates their carrying values, unless otherwise noted.

Held-for-trading financial instruments which include cash are initially measured at fair value and changes in fair value are recognized in net loss for the period.

Loans and receivables, held-to maturity financial instruments and other financial liabilities are initially measured at fair value and subsequently measured at amortized cost.  Gains or losses resulting from impairment write-downs are recognized in net loss for the period.  Prepaid and deposits are classified as loans and receivables while accounts payable and accrued liabilities and notes payable are classified as other financial liabilities.

INTEREST RATE RISK

The notes payable held by the Company are due on demand; however, the interest rates are fixed and are not expected to change.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that a variation in exchange rates between the United States dollar and other foreign currencies will affect the Company’s operations and financial results. A portion of the Company’s transactions are denominated in Omani rials and Canadian dollars.  The Company is also exposed to the impact of currency fluctuations on its monetary assets and liabilities.  Significant foreign currency gains or losses are reflected as a separate component of the condensed consolidated statement of operations. The Company does not use derivatives instruments to reduce its exposure to foreign currency risk.

The following table indicates the impact of foreign currency exchange risk on net working capital as at September 30, 2010. The table below also provides a sensitivity analysis of a 10 percent strengthening of the US dollar against the Omani rial and Canadian dollar as identified which would have increased (decreased) the Company’s net loss by the amounts shown in the table below. A 10 percent weakening of the US dollar against the Omani rial and Canadian dollar would have had the equal but opposite effect as at September 30, 2010.

	Omani rial	Canadian $

Cash	67,153	1,372
Prepaids	2,694	-
Accounts payable	(8,387)	(10,546)
Total foreign currency working capital	61,460	(9,174)
US$ exchange rate at September 30, 2010	$ 2.58759	$ 0.9718
Total foreign currency net working capital in US$	$ 159,033	$ (8,915)
Impact of a 10% strengthening of the US$ on net loss	$ 15,903	$ (892)

3.

ACQUISITION

On March 8, 2010, pursuant to a stock exchange agreement, the Company acquired all of the issued and outstanding shares of Gentor Resources Limited (formerly APM Mining Limited) in exchange for 10,362,000 of its own common shares.

Gentor Resources Limited is a mineral exploration company which has secured the earn-in rights to specific exploration ground holdings in the Sultanate of Oman (“Oman”), comprising of sites identified as having significant potential for copper mineralization.

The purchase price for this acquisition was $13,395,583, which included 10,362,000 of the Company’s common shares at a price of $1.02 per share and direct costs of $2,826,343.  As part of the transaction costs, the Company issued 2,701,000 shares at a price of $1.02 per share to a related party in exchange for services (see Note 7).  Included in direct costs are $71,323 of costs that are part of accounts payable and accrued liabilities. The price of $1.02 per share was based on the market price of the shares on March 8, 2010, being the date the Company and Gentor Resources Limited closed the agreement.

The acquisition was accounted for as a purchase of assets. The total consideration and transaction costs have been allocated to the net assets acquired and liabilities assumed as follows:

Issuance of 10,362,000 common shares	$ 10,569,240
Transaction costs (including issuance of 2,701,000 common shares)	2,826,343
Purchase Price	$ 13,395,583

                    Net assets acquired and liabilities assumed:

Cash	$ 255,889
Prepaid and deposits	2,371
Capital assets	108,921
Mineral properties	13,748,198
Accounts payable and accrued liabilities	(190,414)
Due to related parties	(529,382)
Net assets acquired	$ 13,395,583

In connection with the foregoing transaction, the Company issued 2,500,000 common shares to a non-U.S. Person in connection with the amendment of a certain Earn-In Agreement between Al Fairuz Mining Company, LLC and Gentor Resources Limited with respect to the Company’s Block 5 project located in the Oman (see Note 11). The 2,500,000 shares were issued on April 28, 2010 at a price of $1.80 per share. Consequently, there was an increase to mineral properties of $4,500,000.

4.

LONG TERM DEPOSIT

The long term deposit includes a $10,000 certificate of deposit issued on March 11, 2010 and assigned to the United States Department of the Interiors, Bureau of Land Management as a reclamation bond for the installation of a bridge crossing the Patterson creek at the Company’s Idaho project.

This certificate of deposit bears an interest rate of 1.75% per annum and will mature on March 11, 2011.  The certificate of deposit will automatically roll over to maintain the bond in good standing.

5.

MINERAL PROPERTIES

Oman Project

On March 8, 2010, the Company acquired, through its wholly-owned subsidiary Gentor Resources Limited, the earn-in rights to the Block 5 and Block 6 copper exploration projects located in the Oman. Pursuant to the Earn-in Agreement between Al Fairuz Mining Company, LLC (“Al Fairuz Mining”) and Gentor Resources Limited, which relates to the Block 5 Project, the Company has the right to earn up to a 65% equity position in Al Fairuz Mining.  Pursuant to the earn-in Agreement between Al Zuhra Company, LLC (“Al Zuhra Mining”) and Gentor Resources Limited, which relates to the Block 6 Project, the Company has the right to earn up to a 70% equity position in Al Zuhra Mining.

The entire balance of the mineral property assets as of September 30, 2010 is attributable to the Oman Project.

Idaho Project

On July 3, 2007, the Company acquired, through its wholly-owned subsidiary Gentor Idaho, simple fee title to a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 miner’s inches of water rights.  In addition, through a staking program, the Company acquired certain lode and placer claims.  Currently, the Company retains 68 lode claims and 3 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $9,940 per annum ($140 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management, on or before September 1st of each year in order to retain the Staked Claims.  In June 2009, the 75 acre parcel was sold for $169,000 to a vendor in exchange for a reduction in accounts payable that the Company owed this vendor. However, in connection with the sale of the 75 Acre Parcel to the Buyer, the Company was granted (1) a 10-day right of first refusal to purchase the 75 Acre Parcel in the event the Buyer received a bona-fide offer to sell said property and (2) an option to repurchase the 75 Acre Parcel for a purchase price of $169,000 at any time on or before December 31, 2010.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who was the president and chief executive officer of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Idaho Option Agreement, dated effective as of March 1, 2007, relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made to the Idaho claim owner (the “Idaho Claim Owner”) upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash was due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  All payments with respect to the second anniversary date were made accordingly. Similarly, on February 14, 2010, the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2010 in lieu of the $100,000 payment that was due in full on March 1, 2010, the third anniversary date of the Idaho Option Agreement. The $25,000 payments that were due on March 1, May 1 and July 1, 2010 have been paid to the Idaho Claim Owner. The $25,000 payment that was due on September 1, 2010 has not yet been made. In the event the Idaho Claim Owner notifies the Company in writing that the $25,000 payment has not been paid, then the Company has 20 days to cure such breach, and if the Company cannot cure such breach within the foregoing 20 day period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. Even though the Idaho Claim Owner has not yet provided the Company with a written notice of default, the Company intends to pay the $25,000 payment as soon as possible and anticipates that such payment will be made to the Idaho Claim Owner before the end of 2010. To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim owner’s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000, excluding therefrom the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

6.

CAPITAL ASSETS

September 30, 2010

	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicles	$ 127,961	$ 34,924	$ 93,037
Mining equipment	173,107	67,014	106,093
Office Equipment	42,398	25,782	16,616
Furniture and fixtures	10,377	1,351	9,026
Building	358,241	184,741	173,500
Total	$ 712,084	$ 313,812	$ 398,272

December 31, 2009

	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicle	$ 19,040	$ 19,040	$ -
Mining equipment	179,536	54,761	124,775
Office Equipment	9,443	4,722	4,721
Furniture and fixtures	1,344	588	756
Building	358,241	131,004	227,237
Total	$ 567,604	$ 210,115	$ 357,489

7.

RELATED PARTY TRANSACTIONS

As at September 30, 2010, an amount of $460,244 in the aggregate (December 31, 2009 - $459,464), advanced to the Company for working capital purposes, was due to a corporation wholly-owned by a significant shareholder of the Company. As well, $194,969 (December 31, 2009 - $194,969) was advanced by a former Director and officer of the Company.

In addition, as at September 30, 2010 an amount of $14,842 (December 31, 2009 - $nil) was due to a corporation of which, a director of the Company is a partner.

In June 2009, an amount of $79,675 was advanced by two Directors of the Company and used to repay accounts payable owed by the Company. This amount is outstanding as of September 30, 2010.

These advances are unsecured, non-interest bearing and re-payable upon demand.

In addition, during the first quarter of 2010, an amount of $193,771 was advanced to the Company for working capital purposes by three Directors of the Company at an interest rate of 5.25%, which is due on demand.  There is accrued interest of $5,153 related to this advance as of September 30, 2010.

During the three and nine month periods ended September 30, 2010, $800 and $1,800, respectively (three and nine month periods ended September 30, 2009 - $nil and $3,000, respectively), was paid to a former director of the Company for services rendered to the Company during the period. This amount is included in the Company’s condensed consolidated statements of operations and deficit under geology expenses.

As part of the acquisition of Gentor Resources Limited (see Note 3), the Company issued 2,701,000 common shares of the Company at a price of $1.02 per share in exchange for services to a corporation of which, a director of the Company is a partner.

8.

NOTES PAYABLE

As of September 30, 2010, the Company has $1,558,694 of outstanding promissory notes as follows:

	Carrying and Fair Value at December 31, 2009	Notes issued	Accrued interest	Carrying and Fair Value at September 30, 2010
Promissory note 1 (1)	$ 715,622	$ -	$ 40,472	$ 756,094
Promissory note 2 (2)	-	248,090	12,361	260,451
Promissory note 3 (3)	-	234,147	11,906	246,053
Promissory note 4 (4)	-	285,000	11,096	296,096
Total	$ 715,622	$ 767,237	$ 75,835	$ 1,558,694

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

9.

LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principle and interest payments of $3,156.  The current portion, which is payable within 1 year, is $ 36,547. As of September 30, 2010, the loan repayments for each of the years ending December 31 are as follows:

	2010	2011	2012	Total
Loan payment	$9,068	$36,729	$37,468	$83,265

The estimated fair value of the loan is $79,300 and it is calculated using the discount rates equal to the rates currently charged on similar loans.

10.

REPORTABLE SEGMENTS

The Company operates in one business segment: the exploration, mine development and extraction of precious metals in two geographic areas, the Oman and the United States.

	September 30, 2010	December 31, 2009

Oman – mineral properties	$ 18,248,198	$ -
Oman – capital assets	133,680	-
United States – capital assets	264,592	357,489
	$ 18,646,470	$ 357,489

11.

SHARE CAPITAL

a)

Authorized Share Capital

The authorized share capital of the Company consists of 50,000,000 preferred shares and 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote and no holder of the common shares shall be entitled to any right of cumulative voting. Preferred shares may be issued in series with distinctive serial designations.

As at September 30, 2010, the Company had outstanding 42,163,000 (December 31, 2009 – 22,500,000) common shares, 4,000,000 warrants to purchase common shares and no preferred shares.

b)

Issued Share Capital – Common Shares

On March 8, 2010, as a result of the acquisition of Gentor Resource Limited (see Note 3), the Company issued 10,362,000 shares at a price of $1.02 per share.  As part of the transaction costs, the Company issued 2,701,000 shares at a price of $1.02 per share to a related party in exchange for services (see Note 7).

On April 28, 2010, the Company issued 100,000 shares to an employee of the Company for services performed in connection with securing the Company’s mineral property rights located in Oman (see Note 12).

In addition, the Company issued 2,500,000 shares at a price of $1.80 to a non-U.S. Person in connection with the amendment of the Earn-In Agreement between Al Fairuz Mining Company, LLC, a company incorporated under the laws of Oman, and the Company with respect to the Company’s Block 5 project located in Oman (see Note 12).  These shares included as part of the purchase price of Gentor Resource Limited (see Note 3).

On April 29, 2010, there were 4,000,000 “Units” sold at a price of $0.50 per unit as part of a private placement, with each said Unit consisting of 1 common share of the Company and 1 warrant (“Warrant”) to purchase 1 common shares of the Company. (See note 11d for additional information).  Each Warrant is exercisable for a period of 24 months from the date of issuance at an exercise price of $0.75 per share.  Gross proceeds of $2,000,000 were received.

c)

Stock Based Compensation

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

On August 30, 2010 (the “Grant Date”), the Company announced that 725,000 non-qualified stock options were issued to various employees and consultants.  The holder is entitled to purchase one share of the $0.0001 par value common stock of the Company at a purchase price of $0.75 per share within 5 years.  The options vest at a rate of 25% on each six month anniversary of the Grant Date.  As at September 30, 2010, the Company had 725,000 stock options outstanding to acquire common shares at a price of $0.75 which expire at August 30, 2015.  The fair value of the options granted is $1.23 per share. The remaining contractual life of outstanding options is 4.92 years.  All of the stock options granted are expected to vest.

During the three and nine months ended September 30, 2010, the Company recognized in the statement of operations as an expense $30,755 (three and nine months ended September 30, 2009 - $nil) representing the fair value at the date of grant of stock options previously granted to employees, directors and officers under the Company’s Stock Option Plan.  In addition, an amount of $6,406 (three and nine months ended September 30, 2009 - $nil) was recorded as a consulting expense with respect to stock options granted to a consultant.  These amounts were credited accordingly to contributed surplus in the balance sheet.

The Black-Scholes option-pricing model was used to estimate values of all stock options granted during the year based on the following factors:

(i)

risk-free interest rate: 1.39% which is based on the 5 Year US Treasury Bond Rate

(ii)

expected volatility: 69.20% which is based on the Company’s historical stock price

(iii)

expected life: 5 years

(iv)

expected dividends: $Nil

As of September 30, 2010, the Company had 725,000 stock options issued and outstanding and, assuming that the foregoing stock options are vested and exercised in their entirety, an additional 3,275,000 shares of common stock are available for issuance under the Company’s Stock Option Plan.

As of September 30, 2010, there was $854,594 of unrecognized stock-based compensation cost related to 725,000 non-vested stock options.  The cost is expected to be recognized over a weighted average period of approximately 1.92 years.

The aggregate intrinsic value of stock options expected to vest at September 30, 2010 is $761,250.

d)

Warrants

As part of the $2,000,000 gross proceeds received on April 29, 2010, there were 4,000,000 “Units” sold at a price of $0.50 per Unit, with each Unit consisting of 1 common share of the Company and 1 warrant (“Warrant”) to purchase 1 common share of the Company.  Each Warrant is exercisable for a period of 24 months from the date of issuance at an exercise price of $0.75 per share.  With respect to each $0.50 Unit sold by the Company, the value associated with the each Warrant contained in each Unit is $0.11 and therefore $440,000 has been recognized less a portion of the related financing costs.

The Black-Scholes option-pricing model was used to estimate values of the Warrants granted based on the following factors:

(i)

risk-free interest rate: 1.01% which is based on the 2 Year US Treasury Bond Rate

(ii)

expected volatility: 60.43% which is based on the Company’s historical stock price

(iii)

expected life: 2 years

(iv)

expected dividends: $Nil

Since $0.11 of each $0.50 Unit has been allocated to the Warrant contained in each Unit, the remaining $0.39 of each $0.50 Unit has been allocated to the share of common stock included within each Unit, which brings the total value of common shares issued to $1,560,000.

e)

Loss Per Share

Loss per share was calculated on the basis of the weighted average number of common shares outstanding for the three month period ended September 30, 2010, amounting to 42,163,000 common shares (three months ended September 30, 2009 – 22,500,000) and for the nine month period ended September 30, 2010, amounting to 36,137,513 common shares (nine months ended September 30, 2009 – 22,500,000).

Diluted loss per share was calculated using the treasury stock method. The diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2010 is 44,460,420 and 38,489,832 common shares, respectively (three and nine month periods ended September 30, 2009 – 22,500,000 and 22,500,000). As at September 30, 2010, 4,725,000 common shares related to stock options and warrants were anti-dilutive.

12.

NON CASH TRANSACTIONS

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Stock based compensation	$ 37,161	$ -	$ 37,161	$ -
Acquisition of Gentor Resources Limited (Note 3)	-	-	10,569,240	-
Issuance of shares (Note 11)	-	-	4,500,000	-
Shares issued for services (Note 11)	-	-	2,935,020	-
Sale of mineral properties	-	-	-	169,000
Sale of capital asset	-	-	-	2,010

13.

INCOME TAXES

For income tax purposes the Company had $2,465,527 of net operating losses for the nine month period ended September 30, 2010, which can be used to offset future taxable income. During the year ended December 31, 2009, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss carryforward is $8,504,500 at September 30, 2010. No income tax benefit has been recorded in the accompanying interim condensed consolidated financial statements because it is more likely than not that the recoverability of such assets would not be realized through known future revenue sources.

14.

COMMITMENTS

Pursuant to the terms of the Idaho Option Agreement, the Company has agreed to pay the following amounts:

Year	Amount
2010	$25,000
2011	$200,000
Total:	$225,000

15.

SUBSEQUENT EVENT

On November 9, 2010, the Company announced that it had concluded the sale of 7,000,001 Units to a limited number of U.S. and non-U.S persons for total gross proceeds of US$5,250,000. Each Unit, which was sold at a purchase price of US$0.75 per Unit, consisted of one (1) share of common stock of the Company (the "Common Stock") and one (1) warrant (a "Warrant") to purchase one (1) share of Common Stock. Each Warrant is exercisable for a period of 12 months from the date of issuance at an exercise price of US$0.90 per share of Common Stock.

The Company anticipates using the proceeds from the sale of the Units to advance its diamond drilling program at its copper and gold properties in the Sultanate of Oman and for general corporate purposes.

Item 2.   Management=s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management’s review of the factors that affected our financial performance for the three (3) months ended September 30, 2010. This discussion is intended to further the reader’s understanding of the interim condensed consolidated financial condition and results of operations of our Company.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

Cautionary Statement Regarding Forward Looking Statements

The information provided in this Form 10-Q (the AReport@) may contain Aforward looking@ statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we Abelieve@, Aanticipate@, Aexpect@, Aintend to@ or Aplan to@, as well as, other similar expressions and/or statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors and/or risks could cause our actual results to differ materially from those expressed or implied by these statements, including, but not limited to, risks related to:

$

our properties being in the exploration stage

$

our limited operating history

$

mineral exploration and development activities

$

our title and rights in and to our mineral properties

$

our mineral operations being subject to government regulation

$

the competitive industry of mineral exploration

$

our ability to obtain additional capital to develop our resources, if any

$

the fluctuation of prices for precious and base metals

$

the possible dilution of our common stock from additional financing activities

$

our subsidiary activities

$

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

Mineral exploration is a research and development activity that does not produce a specific product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such, we aim to acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, molybdenum, silver, nickle and copper. These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, and/or private property owned by others, both domestically and internationally.

As of the date of this Report, we maintain the rights to and are currently engaged in the exploration of mineral properties in (i) the state of Idaho (the “Idaho Project”) and (ii) the Sultanate of Oman (the “Oman Project”).  The Idaho Project, which was acquired around July 2007, is a molybdenum-tungsten-silver project located in east central Idaho. The Oman Project, which was acquired on March 8, 2010 in connection with the Company’s acquisition of Gentor Resources Limited, a British Virgin Islands registered company that was formerly known as APM Mining Limited (“Gentor Resources Limited”), is a copper project located on the southeast coast of the Arabian Peninsula in the Sultanate of Oman.

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

Results of Operations

Since our inception on March 24, 2005, we have been classified as an “exploration stage company” (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do  not produce income and have not generated any revenue. Our net loss for the three months ended September 30, 2010 was $839,149 as compared to a net loss of $121,550 for the three months ended September 30, 2009. The foregoing increase of $717,599 is attributable primarily to our increased exploration activity at the Oman Project.

Our net loss for the nine months ended September 30, 2010 was $2,465,527 compared to a net loss of $382,688 for the nine months ended September 30, 2009.  Again, the foregoing increase is primarily due to the increased exploration activity at the Oman Project.

During the nine months ended September 30, 2010, we spent approximately $985,099 in connection with the Oman Project and $10,580 in connection with the Idaho Project. Such expenditures are consistent with our current intention to concentrate our available resources towards the exploration of the Oman Project. We also incurred corporate and administrative costs of $1,230,272 compared with $221,297 for the same period in 2009, which is consistent with our increased activity levels. These costs include general office expense, general legal expenses, and accounting and compliance costs.

During the three and nine months ended September 30, 2010, stock based compensation expenses of $30,755 was incurred, compared to $nil during the same periods in 2009.

Depreciation costs for the three and nine months ended September 30, 2010 were $38,674 and $107,751, respectively, compared to $31,495 and $88,792 of depreciation costs for the same periods in 2009.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of either Project and there is no assurance that we will be able to obtain the necessary financing.

Our net cash balance at September 30, 2010 was $278,418, compared to $17,547 as at December 31, 2009.  We did experience an increase of $2,315,792 in financing activities which was primarily the result of loan proceeds in the amount of $767,237 and the issuance of common shares and warrants in the amount of $1,895,480. However, this increase in financing activities was offset by $2,269,984 of operating activities which was the result of spending on exploration activities, general corporate and administrative costs and $215,063 in investing activities, primarily due to the acquisition of Gentor Resources Limited.

Total assets at September 30, 2010 were $18,949,079 compared to $385,872 as at December 31, 2009.  The change in these balances reflects the acquisition of Gentor Resources Limited and the allocation of the purchase price to mineral properties of $18,248,198.

Current liabilities at September 30, 2010 were $3,423,854 compared to $2,304,543 at December 31, 2009.  This increase in current liabilities is the result of additional financing in the form of notes payable and related party advances. In addition, there were increased accounts payable due to the exploration of the Oman Project.

Furthermore, we anticipate that the Company will also require additional capital to continue payment of ongoing general, administrative and operating costs associated with supporting its planned operations, the amounts of which are presently unknown.

Going Concern

We believe that the Company will require a minimum of approximately $2,800,000 to meet our capital requirements over the next twelve (12) months for the following estimated expenses: (i) $225,000 to maintain our rights to the Idaho Project, (ii) $2,000,000 to undertake exploration of the Oman Project, and (iii) $600,000 for general and administrative expenses, which includes legal fees and audit fees.  Our cash balance as at September 30, 2010 was $278,418.

In addition to our minimum capital requirements for the next twelve months, we believe that we will also require approximately $3,450,000 to discharge and/or reduce our current liabilities of which $2,510,000 are related to notes payable and due to related parties upon demand.  Management does not expect these notes and advances to be called in the short term; therefore, funds are not required to repay these obligations in the immediate future.

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

Changes in Accounting Policies

We did not change our accounting policies during the three months ended September 30, 2010.

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

Changes in Internal Controls. During the quarter ended September 30, 2010, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Since the Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported in the Company’s Form 8-K filed on September 3, 2010, on August 30, 2010 (the “Grant Date”), and pursuant to the Gentor Resources 2010 Performance and Equity Incentive Plan (the “Plan”):

(1)

the Company issued 650,000 non-qualified stock options (the “Subject Employee Non-Qualified Stock Options”) to various employees (collectively, the “Employees”) of the Company.  The terms of the Subject Employee Non-Qualified Stock Options granted to the Employees provide that, with respect to each holder thereof: (i) the holder thereof is entitled to purchase one (1) share of the $0.0001 par value common stock of the Company (the “Common Stock”) at a purchase price of seventy five cent (US$0.75) per share of Common Stock at any time within five (5) years of the Grant Date and (ii) the Subject Employee Non-Qualified Stock Options granted to each such holder vests at a rate of twenty five percent (25%) on each six (6) month anniversary of the Grant Date.  Neither the Subject Employee Non-Qualified Stock Options, the Common Stock underlying the Subject Employee Non-Qualified Stock Options nor the sale thereof  have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Subject Employee Non-Qualified Stock Options so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved).  The Company believes that the Employees have the knowledge and experience in financial matters such that the Employees are capable of evaluating the merits and risks of the acquisition of the Subject Employee Non-Qualified Stock Options.  All certificates representing the Subject Employee Non-Qualified Stock Options issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act; and

(2)

the Company issued 75,000 non-qualified stock options (the “Subject Consultant Non-Qualified Stock Options”) to various consultants (collectively, the “Consultants”) of the Company.  The terms of the Subject Consultant Non-Qualified Stock Options granted to the Consultants provide that, with respect to each holder thereof: (i) the holder thereof is entitled to purchase one (1) share of Common Stock at a purchase price of seventy five cent (US$0.75) per share of Common Stock at any time within five (5) years of the Grant Date and (ii) the Subject Consultant Non-Qualified Stock Options granted to each such holder vests at a rate of twenty five percent (25%) on each six (6) month anniversary of the Grant Date.  Neither the Subject Consultant Non-Qualified Stock Options, the Common Stock underlying the Subject Consultant Non-Qualified Stock Options nor the sale thereof  have be registered under the Securities Act and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Subject Consultant Non-Qualified Stock Options so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved).  The Company believes that the Consultants have the knowledge and experience in financial matters such that the Consultants are capable of evaluating the merits and risks of the acquisition of the Subject Consultant Non-Qualified Stock Options.  All certificates representing the Subject Consultant Non-Qualified Stock Options issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

As previously reported in the Company’s Form 8-K filed on November 8, 2010:

(1)

On October 28, 2010, the Company sold 2,777,068 Units (as defined herein) to two different non-U.S. Persons (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)(each a “Purchaser”) for aggregate consideration of US$2,082,801. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of ninety cents (US$0.90) per share of Common Stock at any time within twelve (12) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  Each Purchaser, who is an accredited investor (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), made an informed investment decision based upon negotiation with the Company. The Company believes that each Purchaser has the knowledge and experience in financial matters such that such Purchaser is capable of evaluating the merits and risks of acquisition of the Units.  All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

(2)

On October 28, 2010, the Company sold 1,222,932 Units (as defined herein) to two different U.S. Persons (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)( each a “Purchaser”) for aggregate consideration of US$917,199. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of ninety cents (US$0.90) per share of Common Stock at any time within twelve (12) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation D under the Securities Act.  Each Purchaser, who is an accredited investor (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), made an informed investment decision based upon negotiation with the Company. The Company believes that each Purchaser has the knowledge and experience in financial matters such that such Purchaser is capable of evaluating the merits and risks of acquisition of the Units.  All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

(3)

On October 29, 2010, the Company sold 333,334 Units (as defined herein) to a non-U.S. Person (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)(the “Purchaser”) for aggregate consideration of US$250,000. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of ninety cents (US$0.90) per share of Common Stock at any time within twelve (12) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  The Purchaser, who is an accredited investor (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), made an informed investment decision based upon negotiation with the Company. The Company believes that the Purchaser has the knowledge and experience in financial matters such that the Purchaser is capable of evaluating the merits and risks of acquisition of the Units.  All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

(4)

On November 2, 2010, the Company sold 2,666,667 Units (as defined herein) to a non-U.S. Person (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)(the “Purchaser”) for aggregate consideration of US$2,000,000. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of ninety cents (US$0.90) per share of Common Stock at any time within twelve (12) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  The Purchaser, who is an accredited investor (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), made an informed investment decision based upon negotiation with the Company. The Company believes that the Purchaser has the knowledge and experience in financial matters such that the Purchaser is capable of evaluating the merits and risks of acquisition of the Units.  All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

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

Date: November 12, 2010

/s/ Peter Ruxton

____________________

By: Peter Ruxton, President and principal executive officer

Date: November 12, 2010

/s/ Donat Madilo

______________________

By: Donat Madilo, principal financial officer