Form 10-K
period 2010-12-31
GENTOR RESOURCES, INC.
filed 2011-03-31
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

 1 First Canadian Place, Suite 7070

100 King Street West

Toronto, Ontario M5X 1E3

Canada

-------------------------------------------

(Address of principal executive offices)(Zip Code)

(416) 366-2221

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of Alarger accelerated filer,@ Aaccelerated filer@ and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filed ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, was $ 25,048,367 (based upon the last reported sale price of $1.77 per Share of Common Stock as quoted on the OTC Bulletin Board on June 30, 2010).

As of the date hereof, there were 59,368,340 shares of the registrant's $0.0001 par value Common Stock outstanding.

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

Principal Accountant Fees and Services.

Item 15.

Exhibits, Financial Statements Schedules.

Cautionary Statement Regarding Forward-Looking Statements

The information provided in this Form 10-K Annual Report (the AReport@) may contain Aforward looking@ statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we Abelieve@, Aanticipate@, Aexpect@, Aintend to@ or Aplan to@, as well as, other similar expressions and/or statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors and/or risks could cause our actual results to differ materially from those expressed or implied by these statements, including, but not limited to:

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

As of the date of this Report, we have the three (3) subsidiaries, which are as follows: (1) Gentor Idaho, Inc., an Idaho corporation (AGentor Idaho@), (ii) Gentor Resources Limited, a British Virgin Islands registered company (“Gentor BVI”) and (iii) APM Mining, LLC, an Omani limited liability company (“Gentor Oman”).

Gentor Idaho was formed on June 28, 2007 and is a wholly owned subsidiary of the Company.

Gentor BVI, which was formerly known as APM Mining Ltd (“APM Mining”) was formed on November 19, 2009 and is a wholly owned subsidiary of the Company.

Gentor Oman was formed on February 23, 2010 and is a majority owned subsidiary of Gentor BVI. Even though Gentor BVI owns 70% of the share capital of Gentor Oman, pursuant to the constitutive contract for Gentor Oman, Gentor BVI is entitled to 99.99% of the profits and losses of Gentor Oman. Gentor Oman is in the process of changing its legal name to “Gentor Resources, LLC” which the Company believes will become effective around April 5, 2011.

We are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) which means that we are engaged in the search for mineral deposits (reserves) which are not either in the development or production stage. Our corporate strategy is to create shareholder value by acquiring and developing highly prospective mineral properties.

Since our inception, we have acquired rights to mineral properties in (i) the state of Montana (the AMontana Project@), (ii) the state of Idaho (the AIdaho Project@), (iii) the Nunavut Territory (the ANunavut Project@) and (iv) the Sultanate of Oman (the “Oman Project”). As of the date of this Report, we have terminated our rights to explore the Montana Project and the Nunavut Project, but we still maintain our rights to explore (1) the Idaho Project, which is a molybdenum-tungsten project located in East-Central Idaho and (2) the Oman Project, which is a copper and gold project located in the Batinah Coastal Region of the Sultanate of Oman.  For a more detailed description of the Idaho Project and the Oman Project, please see the information contained in Part I, Item 2 of this Report in the section entitled AProperties.@

Stock Split

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

Acquisition of Gentor Resources Limited

On February 23, 2010, the Company entered into that certain Stock Exchange Agreement (the “Exchange Agreement”) to acquire all of the issued and outstanding equity securities of APM Mining Ltd., a British Virgin Islands registered company.  On March 8, 2010, the Company closed on the Exchange Agreement, and as a result thereof, APM Mining (now known as Gentor Resources Limited) became a wholly owned subsidiary of the Company. In connection with the closing of the Exchange Agreement, the Company exchanged 10,362,000 shares of restricted common stock of the Company with the sole shareholder of APM Mining for all of the issued and outstanding equity stock of APM Mining. With the acquisition of APM Mining, the Company acquired the exploration rights in and to the Oman Project.

Our Business

We are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) which means that we are engaged in the search for mineral deposits (resources and reserves) which are not either in the development or production stage.

Mineral exploration is a research and development activity that does not produce a specific product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the project to larger companies.  As such, we aim to acquire properties which we believe have potential to host economic concentrations of minerals, particularly copper, gold, molybdenum and nickel.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.

The Idaho Project and the Oman Project (each a “Project” and collectively the “Projects”), the Company=s only current mineral properties, are without known reserves and all of our exploration activities with respect to these Projects to date have been exploratory in nature. There is no assurance that a “commercially viable” mineral deposit (that is, that the potential quantity of a mineral deposit and its market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such mineral deposit (if any), would justify a decision to do so) exists at either of the Projects and further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of the mining of the Projects can be determined. Moreover, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists at Projects.

Since the Company has recently completed a private placement relating to the sale of our equity securities, we believe that we have adequate working capital to enable us, in the near future, to continue our exploration activities of our Projects for so long as the results of the geological exploration that we complete indicate that further exploration of either and/or both Projects are recommended. There are no assurances that we will continue to have adequate working capital to enable us to continue our exploration activities, and to the extent that we do not have sufficient financing to undertake the continued exploration of the Projects, then we intend to raise additional capital and/or seek a joint venture partner to finance the further exploration of the Projects.

All exploration activities at our Projects that have been completed to date are preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on either Project. If our exploration activities result in an indication that either of the Projects contains potentially commercial exploitable quantities of minerals, then we would attempt to complete feasibility studies on such property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of either Project would be commercially feasible even if our initial exploration programs show evidence of significant mineralization.

If we determine not to proceed with further exploration of the Idaho Project and/or the Oman Project due to results from geological exploration that indicate that further exploration is not recommended, then we will attempt to acquire additional interests in new mineral resource properties. There is no assurance that we will be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property, to the extent that we have available resources to conduct such exploration. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our ability to secure additional financing, of which there is no assurance.

From December 31, 2008 to the date of this Report, the Company has not undertaken any substantive exploration activities at the Idaho Project.  As of the date of this Report, we intend to devote substantially all of our resources to the exploration activities at the Oman Project.

Competition

There is aggressive competition within the mineral exploration industry in connection with the discovery, acquisition and development of properties considered to have commercial potential.  As a young mineral exploration stage company with a five (5) year operating history, we compete with other startup and established mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, our competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on the exploration of their mineral properties and on the development of their mineral properties. In addition, our competitors may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in our competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our Projects and/or other mineral properties which we may otherwise acquire.

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

In addition to the fact that there is aggressive competition within the mineral exploration industry, the mining industry, in general, is a speculative venture involving substantial risk that relies on numerous untested assumptions and variables.  Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  We are unable to provide any assurance that a ready market will exist for the sale of any mineralization which might otherwise be discovered and/or extracted from our Projects and/or any other mineral properties which we might otherwise acquire. Furthermore, similar to other mineral exploration companies, including our competitors, we are also subject to many unforeseen risks and expenses incident to exploring and developing mineral properties such as delays in governmental or environmental permitting, changes in the legislation governing the mining industry that might alter our ability to conduct our operations as planned, the availability of reasonably priced insurance products, unexpected construction costs necessary to create and maintain a production facility, and normal fluctuations in the general markets for the minerals and/or metals to be produced.  These risks and expenses, while beyond our control, can materially adversely affect our business and cause our business to fail. Moreover, the search for valuable minerals involves numerous hazards and risks, such as cave-ins, environmental pollution liability, and personal injuries.  We currently have no insurance against the risks of mineral exploration, and we do not expect to obtain any such insurance in the foreseeable future, other than the liability insurance which we might otherwise be contractually required to maintain. If we were to incur such a hazard or risk, the costs of overcoming same may exceed our ability to do so, in which event we could be required to liquidate all our assets and cease our business operations.

Government Regulations

Sultanate of Oman — the Oman Project

Any and all operations at Oman Project will be subject to various laws and regulations in the Sultanate of Oman (“Oman”) which govern prospecting, development, mining, production, exports, taxes, environmental protection and other related matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs.  The primary regulatory framework governing the mining industry in the Oman is set forth in The Petroleum and Minerals Law of 1974, as amended by the Mining Law of 2003 (also known as Royal Decree No. 27/2003). The general provisions of these laws are that natural minerals that occur in Oman belong to the “State” (the Government of Oman) and the Ministry of Commerce and Industry (the “Ministry”), through the Directorate General for Minerals (the “DGM”), is charged with developing and issuing associated regulations and rules regarding the granting of exploration, prospecting, and mining rights in the Oman. The DGM is primarily responsible for implementing the mining legislative framework and the safety regulations for the mining industry and carries out basic geological studies and prospects for metallic and non-metallic minerals. The DGM is also responsible for issuing prospecting and exploration permits for minerals. A number of other departments are also required to endorse the issuing of mining permits and renewals.

Other than general permit matters, there are no current orders relating to us and/or the Oman Project with respect to the foregoing laws and regulations. If we escalate our exploration activities at the Oman Project, it is reasonable to expect that compliance with various regulations will increase our costs. Such compliance may include feasibility studies on the impact of our proposed operations to land, water and biological resources, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is unlikely that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on the Oman Project. We are not presently aware of any specific material environmental constraints affecting our Oman Project that would preclude the economic development or operation of the Oman Project.

United States of America — the Idaho Project.

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

The U.S. Environmental Protection Agency administers the Clean Water Act.  Any discharge of industrial waters or pollutants into any waters of the United States must be permitted under a National Pollution Discharge Elimination System (the ANPDES@) permit.  Mining companies seeking to discharge mine or mineral process water into waters of the United States must first obtain an NPDES permit, which may contain stipulations regarding water treatment and monitoring. These requirements could add significant additional cost and delays to any mining project undertaken by us.

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

Idaho Laws:

Mining in the State of Idaho is subject to federal, state and local law. Three types of laws of particular importance to the Idaho Project are those affecting land ownership and mining rights, those regulating mining operations, and those dealing with environmental protection.  Mineral exploration activities on private grounds are not regulated by the State of Idaho. As such, we may conduct exploration activities on private properties without approval by any state government agency. However, activities that may impact streams or stream beds or banks are regulated by the Idaho Department of Environmental Quality.  Therefore, in order to expand our exploration activities at the Idaho Project onto Federal land or across Patterson creek, we will be required to secure permits for bridging Patterson creek if the banks of the creek are to be disturbed, maintain approval to work on such Federal Lands from the USBLM, and secure and/or maintain any other authorizations required to conduct our exploration program.

Anticipated Costs and Effects of Compliance With Government Regulations

The Oman Project

As of the date of this Report, all of our activities with respect to the Oman Project are exploratory in nature and haven been confined to government owned lands as more specifically described below in Part I, Item 2 of this Report.  Exploration activities are subject to maintaining an Exploration License, a Water License for drilling and certain other Oman Government approvals where legislation so requires.  Based on current currency exchange rates (as of the date of this Report, 1 Rial (the currency of the Oman) equals approximately 2.6 United States Dollars), we anticipate that our near term costs of compliance with the forgoing government regulations will be approximately $97,750 per year, with no other substantive regulatory costs. The bulk of these costs are derived from a mandatory tenement rental fee (the “Rental Fee”) payable to the Oman Government at the rate of 50 Rial per square kilometer of exploration in years one, and at a rate of 25 Rial per square kilometer of exploration for each year thereafter.  Our current exploration area is approximately 1,468 square kilometers.  If, in the future, we determine to expand the exploration areas of the Oman Project beyond the Block 5 site and the Block 6 site as currently being explored, our costs of compliance with government regulations would increase as our Rental Fee would increase as the size of the exploration area increased.

Furthermore, in order to maintain our Exploration Licenses, and pursuant to Royal Decree No. 27/2003, we will be required, among other things, to (i) appoint and train Omani nationals according to the conditions specified in accordance with the Oman’s Ominisation Policy; (ii) immediately implement any environmental safety and protection measures as instructed by the DGM in conjunction with the Ministry of Environment with respect to our licensed operations; (iii) inform the DGM in advance of any intentions to perform or cease any relevant activity of the licensed operations; (iv) notify the DGM, within a maximum of thirty (30) days, about any economically valuable minerals discovered in the mining area, and within one year of this notification (if at all), we must carry out feasibility studies to assess the commercial exploitation of the discovered minerals and inform the Ministry accordingly; (v) must not transfer any mineral from an exploration zone without obtaining the DGM’s prior written approval except for the purposes of analysis, evaluation, or testing according to the conditions stipulated by the implementing regulations; (vi) allow persons authorized by the Ministry of the DGM to have access to its books and records, at any time, in accordance with the provisions of the implementing regulations, and upon request, to forward, free of charge, copies of such books and records and to forward to the DGM, every six (6) months, copies of the information registered in the records by the implementing regulations; (vii) provide the DGM, within three (3) months after the end of the fiscal year, with a copy of the financial statements of the mining operations as audited by a reputable accounting firm; and (viii) rehabilitate the mining area after completion of the operations. While we must comply with these rules and regulations to maintain our Exploration Licenses, we do not anticipate incurring any substantive costs to comply with said rules and regulations.

When and if we determine the feasibility of mining of the Oman Project, before we can commence any mining activities at the Oman Project, we will be required to secure a Mining Permit and an Environmental Permit, and we anticipate that we would incur a refundable cost estimated at $20,000 in the form of a bond as well as annual permit fees. Furthermore, if we deem it appropriate to construct a Copper Concentrator, we would undertake such a construction project on leased land from the Oman Government and would be required to pay for a land lease at then prevailing rates, which we anticipate will be approximately US$2.60 per square kilometer.

With respect to all of our activities, we intend to consult with any nearby local village and local government and /or authorities as a courtesy with respect to any activities at the Oman Project, but we are not required to pay any fees to said local authorities and/or subject to any local rules/regulations.

The Idaho Project

If we continue with our exploration activities at the Idaho Project, we anticipate that our primary near term cost of compliance with applicable environmental laws is likely to be less than $25,000.  A bond in the amount of $10,000 is currently obligated for reclamation of exploration disturbances on the lands of the USBLM. These costs will be primarily the costs of reclamation of disturbances on Federal Lands administered by the USBLM to ensure that the reclamation is done to the satisfaction of the USBLM.

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

Employees

We currently have eight (8) full-time employees and four (4) part time employees.  In addition, Donat Madilo (the Treasurer and Chief Financial Officer of the Company) and Arnold T. Kondrat (a director and executive Vice President of the Company) provide various services on an as needed basis and are compensated for their respective services at standard industry rates.

Item 1A.

Risk Factors.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Oman Project

The Oman Project is a copper project located in the Semail Ophiolite Belt of the South Batinah Coastal Region of the northern part of the Sultanate of Oman. As of the date of this Report, the Oman Project consists of the Block 5 prospect area (“Block 5”) and the Block 6 prospect area (“Block 6”) which are adjacent to one another.

Copper is a ductile metal with very high thermal and electrical conductivity, and for this reason, copper is widely used as a thermal conductor, an electrical conductor, a building material, and a constituent of various metal alloys. Since copper is ductile and a good conductor of electricity and heat, its main use is in the manufacture of appliances where there is a need for a good conductor of heat and electricity such as generators, household and car electrical wiring, as well as electronic appliances. Presently, copper is used mainly in power generation and transmission; however, it is also used in the manufacture of electronic products, building construction, and the production of industrial machinery and transportation vehicles.  Moreover, the excellent alloying properties of copper have made it indispensable when combined with other metals, such as zinc (to form brass), tin (to form bronze), or nickel.

Copper is also an internationally traded commodity, and its prices are determined by the major metals exchanges – New York Mercantile Exchange (COMEX), the London Metals Exchange (LME) and the Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand and can be volatile and cyclical. During 2010, LME spot copper prices averaged $3.42 per pound and ranged from $2.76 per pound to $4.42 per pound.  In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction.

Location and Access

The Block 5 and Block 6 prospect sites are located approximately 150km northwest of Muscat, the capital city of the Sultanate of Oman, and approximately 30km to the south of the regional port city of Sohar in the South Batinah Coastal Region. Block 5 and Block 6 are regionally well placed in relation to existing infrastructure (i.e., power, water and communications ) and serviced by a national highway between Muscat and Dubai in the United Arab Emirates (UAE), which supports a number of secondary tarred and gravel roads which cross the project areas.  Access to the area is primarily by a well maintained tarred road and secondary gravel roads which are connected to the main national highway between Muscat and Dubai. The regional port, located in the city of Sohar, lies approximately 40km north of the center of Block 5 and approximately 80km north of the center Block 6.

Block 5 covers approximately 858.60 square kilometers and Block 6 covers approximately 609.63 square kilometers. The property boundaries for Block 5 and Block 6 have not been surveyed by a registered surveyor or physically demarcated. Boundary coordinates have been provided for by the Government of Oman on issue of the exploration permits and have not been verified by the Company. As such, the Company intends to engage the services of a registered surveyor to survey the property boundaries.  Nevertheless, the exploration team of the Company has checked the property boundaries by means of hand-held GPS devices and has confirmed there are no material errors.

The climate in the Oman is hot and dry in the interior and hot and humid along the coast. Summer temperatures in the capital of Muscat and other coastal locations often climb to approximately 109°F, with high humidity. Winters are generally mild, with lows averaging about 63°F. Temperatures are similar in the interior, although they are more moderate at higher elevations. Rainfall throughout the Oman is minimal, averaging only about four inches (100mm) per year, however, run-off water in the mountains can be heavy causing short term flooding.  Due to the historical favorable weather conditions in the Oman, we anticipate that as a result of the weather conditions, we believe that we will be able to undertake our exploration activities for the entire length of the year, with revised schedules for periods of extreme temperatures as needed.

Nature and Extent of the Company=s Rights to the Oman Project

Block 5

The rights to explore the land which constitutes Block 5 is controlled by Al Fairuz Mining Company, LLC, a company incorporated under the laws of the Sultanate of Oman (“Al Fairuz”).  Any and all exploration to be carried out by Al Fairuz is conducted under Exploration Permit No. WTS/T/10/2010 (the “Block 5 Exploration Permit”), which was originally granted to Al Fairuz on June 30, 2009.  The Block 5 Exploration Permit is valid for twelve months and is renewable annually for an extended period of twelve (12) months provided that the extension application is submitted three (3) months from the time of expiry.  As of the date of this Report, the Block 5 Exploration Permit is in good standing will expire on June 29, 2011 unless the same is renewed for another twelve (12) month period.

On or about October 27, 2009, African Precious Minerals Limited, a company incorporated under the laws of the British Virgin Islands (“APM”), Al Fairuz and the Al Fairuz shareholders entered in that certain earn-in agreement (the “Block 5 Agreement”) which outlines the terms and conditions of the joint venture (the “Block 5 Joint Venture”) between the parties with respect to the exploration, development and mining of Block 5.  The Block 5 Agreement provides APM with the right to earn up to a 50% participating interest in and to the Block 5 prospect site as well as a 50% interest in the share capital of Al Fairuz, subject to the terms and conditions contained in the Block 5 Agreement.

On January 20, 2010, APM, APM Mining, Al Fairuz and the Al Fairuz shareholders entered into that certain Novation Agreement (the “Novation Agreement) whereby Al Fairuz Mining and the AFM Shareholders agreed to allow APM to transfer and assign all of its rights, obligations, liabilities, duties and responsibilities under the Block 5 Agreement to APM Mining, an affiliate of APM.

On February 28, 2010, and in connection with the acquisition by the Company of all the issued and outstanding equities of APM Mining, APM Mining Al Fairuz and the Al Fairuz shareholders entered into that certain letter agreement (the “Letter Agreement”) which amended the Block 5 Agreement (as amended by the Novation Agreement) to provide that (i) the Company was permitted to acquire APM Mining, and thus the rights in and to the Block 5 Agreement and (ii) in exchange for the Company issuing 2,500,000 shares of common stock to Yasser Al Fairuz (a shareholder of Al Fairuz), the Company now has the right to earn up to a 65% participating interest in and to the Block 5 prospect site as well as a 65% interest in and to the share capital in Al Fairuz, subject to the terms and conditions contained in the Block 5 Agreement.

On March 8, 2010, the Company concluded its acquisition of APM Mining, and as of said date, acquired all of the rights, obligations, liabilities, duties and responsibilities of APM Mining under the Block 5 Agreement. The Block 5 Agreement, as amended by the Novation Agreement and the Letter Agreement (collectively referred to herein as the “Block 5 Agreement”) provides that after (i) Gentor BVI pays to Al Fairuz approximately 30,000 Rial for the reimbursement of various initial exploration expenditures (the “Initial Expenditure Expenses”) and (ii) Gentor BVI completes a Joint Ore Reserves Committee (“JORC”) compliant bankable feasibility study (the “Bankable Feasibility Study”), to be prepared by an internationally recognized consulting firm, reflecting the feasibility, financial viability and proposed plan for mining a prospective ore body or deposit of minerals and other minerals within Block 5, which study shall include such information that may be required to enable a banking or other financial institution or investor to determine whether or not to advance funds in order to establish a mine at the Block 5 prospect site, then Gentor BVI will be granted a 65% participating interest in and to  Block 5 as well as a 65% interest in and to the share capital in Al Fairuz.

Until such time as Gentor BVI has acquired a 65% interest in and to the share capital in Al Fairuz, Gentor BVI has been appointed to serve as the project manager of the Block 5 Joint Venture to oversee all technical operations and exploration activities, until the Management Committee (as defined herein) determines otherwise.  As the project manager for the Block 5 Joint Venture, Gentor BVI in responsible to, with such assistance from the Al Fairuz shareholders as may reasonably be required, obtain and maintain all permits, consents, approvals or other authorizations necessary or desirable for the performance of the exploration activities at the Block 5 prospect site, and any and all costs associated with the obtaining or maintaining of such permits, consents, approvals or other authorizations shall be borne solely by Gentor BVI.  Under the terms of the Block 5 Agreement, there is no definitive date on which Gentor BVI must complete the Bankable Feasibility Study referenced above. As the project manager of the Block 5 Joint Venture, Gentor BVI must prepare an annual exploration program and budget for its proposed exploration activities that must be approved by a management committee of Al Fairuz (the “Management Committee”) which is comprised of four (4) representatives, two (2) of whom are appointed by Al Fairuz and two (2) of whom are appointed by Gentor BVI.  All decisions to be undertaken by the Management Committee shall be decided upon by a majority vote, and in the event of a deadlock, the deadlock shall be settled by mediation and/or arbitration in accordance with the Rules of Arbitration of the International Chamber of Commerce.

Despite the fact that, as of the date of this Report, Gentor BVI has not completed the Bankable Feasibility Study, in light of the good working relationship between the parties, and in light of the fact that the Company has paid the Initial Expenditure Expenses to AL Fairuz on or about January 24, 2011, Al Fairuz provided Gentor BVI with a 40% interest in and to the share capital of Al Fairuz. The acquisition of the foregoing 40% in and to the share capital of Al Fairuz does not impair and/or limit the right of Gentor BVI to earn up to a 65% participating interest in and to the Block 5 prospect site as well as a 65% interest in and to the share capital in Al Fairuz upon completion of the Bankable Feasibility Study.

In the event that Gentor BVI no longer desires to devote its time and resources to the exploration, development and/or mining of Block 5, then Gentor BVI has the right to withdrawal from the Block 5 Joint Venture as follows: (i) If Gentor BVI desires to withdrawal from the Block 5 Joint Venture before the completion of the Bankable Feasibility Study, then Gentor BVI may do so at any time and for any reason so long as Gentor BVI provides at least ninety (90) days written notice to Al Fairuz and the Al Fairuz shareholders of its intent to the withdrawal from the project; moreover, Gentor BVI shall have no obligation whatsoever to pay any monies to  Al Fairuz and/or the Al Fairuz shareholders in connection with said withdrawal.  However, since Gentor BVI does own a 40% in and to the share capital of Al Fairuz, said interest is subject to buy-sell provisions agreed to between the parties; and (ii) If Gentor BVI desires to withdrawal from the Block 5 Joint Venture after the completion of the Bankable Feasibility Study, then Gentor BVI may do so at any time and for any reason so long as Gentor BVI provides at least thirty (30) days written notice to Al Fairuz and the Al Fairuz shareholders of its intent to the withdrawal from the Block 5 Joint Venture; moreover, Gentor BVI shall have no obligation whatsoever to pay any monies to Al Fairuz and/or the Al Fairuz shareholders in connection with said withdrawal.  However, in this instance, Gentor BVI will be entitled to receive a Net Smelter Royalty (defined as a 2% of the gross revenues received by Al Fairuz Mining from the sale of end products produced from mining activities over that part of the Block 5 prospect site after deduction of agreed upon expenses) until such time as the aggregate amount of Net Smelter Royalty paid to Gentor BVI equals to the aggregate amount of  means those costs incurred by Gentor BVI in respect of its exploration activities which have been approved in the reports submitted by Gentor BVI to the Management Committee. Again, since Gentor BVI does own a 40% in and to the share capital of Al Fairuz, said interest is subject to buy-sell provisions agreed to between the parties.

Block 6

The rights to explore the land which constitutes Block 6 is controlled by Al Zuhra Mining Company, LLC, a company incorporated under the laws of the Sultanate of Oman (“Al Zuhra”).  Any and all exploration to be carried out by Al Zuhra is conducted under Exploration Permit No. MOCI/C/5-10/10/2010 (the “Block 6 Exploration Permit”), which was originally granted to Al Zahra on February 17, 2010.  The Block 6 Exploration Permit is valid for twelve months and is renewable annually for an extended period of twelve (12) months provided that the extension application is submitted three (3) months from the time of expiry.  As of the date of this Report, the Block 6 Exploration Permit is in good standing will expire on February 16, 2012 unless the same is renewed for another twelve (12) month period.

On or about January 29, 2010, APM Mining, Al Zuhra, Sheikh Ahmed Farid bin Mohammed al Awalaki and Qannas bin Ahmed Farid Al Awalaki entered in that certain agreement (the “Block 6 Agreement”) which outlines the terms and conditions between the parties with respect to the exploration, development and mining of Block 6.  The Block 6 Agreement provides APM with the right to earn up to a 70% participating interest in the share capital of Al Zuhra, subject the terms and conditions contained in the Block 6 Agreement.  Concurrently with the execution of the Block 6 Agreement, APM Mining had the right to acquired a 20% participating interest in the share capital of Al Zuhra, and the Company anticipates that is will formally acquire said 20% interest within the next few weeks.

On March 8, 2010, the Company concluded its acquisition of APM Mining, and as of said date, acquired all of the rights, obligations, liabilities, duties and responsibilities of APM under the Block 6 Agreement and the right to acquire the 20% participating interest in the share capital of Al Zuhra.

The Block 6 Agreement provides that (i) within thirty (30) days after the completion of the airborne and pilot drilling activities, and provided that the results of the pilot drilling are positive and Gentor BVI proceeds with the exploration activities at the Block 6 prospect site, then Gentor BVI will be entitled to acquire an additional 40% participating interest in the share capital of Al Zuhra and (ii) after Gentor BVI completes a JORC compliant bankable feasibility study (the “Bankable Feasibility Study”), to be prepared by an internationally recognized consulting firm, reflecting the feasibility, financial viability and proposed plan for mining a prospective ore body or deposit of minerals and other minerals within Block 6, which study shall include such information that may be required to enable a banking or other financial institution or investor to determine whether or not to advance funds in order to establish a mine at the Block 6 prospect site, then Gentor BVI will be granted a 70% participating interest in and to the share capital in Al Zuhra.

Until such time as Gentor BVI has acquired a 70% participating interest in and to the share capital in Al Zuhra, Gentor BVI has been appointed to serve as the project manager of the Block 6 exploration activities to oversee all technical operations and exploration activities related thereto, until the Management Committee (as defined herein) determines otherwise. As the project manager for the Block 6 prospect site, Gentor BVI in responsible to, with such assistance from the Al Zuhra shareholders as may reasonably be required, obtain and maintain all permits, consents, approvals or other authorizations necessary or desirable for the performance of the exploration activities at the Block 6 prospect site, and any and all costs associated with the obtaining or maintaining of such permits, consents, approvals or other authorizations shall be borne solely by Gentor BVI.  While Gentor BVI shall use its commercially reasonable efforts to oversee and manage the exploration activities at the Block 6 prospect site, there is no definitive date on which Gentor BVI must complete the Bankable Feasibility Study referenced above. As the project manager of the Block 6 prospect site, Gentor BVI must prepare an annual exploration program and budget for its proposed exploration activities that must be approved by a management committee of Al Zuhra (the “Management Committee”) which is comprised of four (4) representatives, two (2) of whom are appointed by Al Zuhra and two (2) of whom are appointed by Gentor BVI.  All decisions to be undertaken by the Management Committee shall be decided upon by a majority vote, and in the event of a deadlock, the deadlock shall be settled by mediation and/or arbitration in accordance with the Rules of Arbitration of the International Chamber of Commerce.

In the event that Gentor BVI no longer desires to devote its time and resources to the exploration, development and or mining of Block 6, then Gentor BVI has the right to withdrawal from Al Zuhra as follows: (i) If Gentor BVI desires to withdrawal from Al Zuhra before the completion of the Bankable Feasibility Study, then Gentor BVI may do so at any time so long as Gentor BVI written notice to Al Zuhra that the Block 6 prospect site does not warrant any further work; moreover, Gentor BVI shall have no obligation whatsoever to pay any monies to  Al Zuhra and/or the Al Zuhra shareholders in connection with said withdrawal.  However, if Gentor BVI withdrawals prior to the completion of the airborne and pilot drilling activities, Gentor BVI will be required to sell back its 20% participating interest in the share capital of Al Zuhra for nominal consideration; and (ii) If Gentor BVI desires to withdrawal from Al Zuhra after the completion of the Bankable Feasibility Study, then Gentor BVI may do so at any time and for any reason; moreover, Gentor BVI shall have no obligation whatsoever to pay any monies to Al Zuhra and/or the Al Zuhra shareholders in connection with said withdrawal.  However, in this instance, Gentor BVI will be entitled to receive a Net Smelter Royalty (defined as a 2% of the gross revenues received by Al Zuhra from the sale of end products produced from mining activities over that part of the Block 6 prospect site after deduction of agreed upon expenses) until such time as the aggregate amount of Net Smelter Royalty paid to Gentor BVI equals to the aggregate amount of  means those costs incurred by Gentor BVI in respect of its exploration activities which have been approved in the reports submitted by Gentor BVI to the Management Committee. In either event, and subject to the foregoing, since Gentor BVI does own a participating interest in and to the share capital of Al Zuhra, said interest is subject to buy-sell provisions agreed to between the parties.

Map

Below is a map of the location of the Block 5 prospect site and the Block 6 prospect site within the Middle East region.

Below is a boundary map of the location of the Block 5 prospect site.

Below is a boundary map of the location of the Block 6 prospect site.

History of Operations in the Region

The Oman Mountains region in northern Oman was known as a major producer of copper during the Mesopotamian era. The exploitation and smelting of copper continued up to around 940AD, which is evident from great slag piles, ancient smelters and excavations on and near present day outcropping copper deposits.

Modern copper exploration and mining activities on or near Block 5 and Block 6 started around 1974 when Prospection Ltd, a Canadian exploration company, obtained the rights to conduct copper and chrome exploration across the entire extent of the Semail Ophiolite Belt.

In 1978, Prospection Ltd identified and explored 352 target areas which yielded economic copper deposits such as Aarja, Bayda, Lasail and Rakah. In the area covered by the Block 5 and Block 6, a total of 46 targets were identified and explored by techniques such as geochemistry, geophysical methods including airborne electromagnetics, ground electromagnetic surveys, gravity surveys, induced polarization (IP) surveys and diamond drilling.

Prospection Ltd identified 26 target areas at the Block 5 prospect site. These copper and chromite targets were identified from aerial spotting of gossans by helicopter and later by means of the results of a regional Airborne Electromagnetic Survey. During 1974 Prospection Ltd covered the entire Semail Ophiolite Belt with an airborne Electromagnetic Survey on 330m line spacing. All 26 target areas were subjected to initial field investigations which included basic mapping, geochemistry, varying from grab sampling to soil- and stream sediment sampling; and various geophysical investigations. In areas covered by younger rocks the emphasis was placed on geophysical techniques such as ground electromagnetic surveys, gravity surveys and Induced Polarization (IP) surveys. The targets at Hara Kilab, Mahab 2, Mahab 3 and Mahab 4 returned positive exploration results and were recommended for drilling. A total of 2,452.92m were completed in 35 diamond drill holes on the Hara Kilab, Mahab 2, Mahab 3 and Mahab 4 occurrences in Block 5. Results from these exploration programs were sourced from historic reports with drill collars cited on local grids. The exact collar positions, intersected lithologies and assay results could not be verified without the drill collar beacons and drill core.

Around 1983, the Government of Oman through the Oman Mining Company (“OMCO”), a Government owned company, obtained the mineral rights from Prospection Ltd and the exploitation of the Aarja, Bayda and Lasail deposits, to the north of Block 5, commenced following the construction of a copper concentrator, smelter and refinery complex near Lasail.

In order to maintain a steady supply of ore, the Government of Oman engaged Bishimetal Exploration Co., Ltd., a Japanese consultancy on contract (“Bishimetal”) to conduct further exploration around the Lasail complex area. From 1984 to 1987 Bishimetal identified copper mineralization in various places around the known deposits. The exploration area included the northern half of Block 5 were Bishimetal conducted 1: 50 000 scale detailed mapping.

In 1988 the Government of Oman requested the government of Japan to evaluate the possibility of developing the copper deposits at Rakah and Hayl as Safil. As such, a Cooperative Mineral Exploration Program, through the Japanese International Cooperation Agency (the “JICA”) and the Metal Mining Agency of Japan (the “MMAJ”) followed whereby exploration and development studies were carried out in the Block 5 and Block 6 prospect areas, amongst others.  By 1995 the focus of the Cooperative Mineral Exploration Program shifted to the central and southern Batinah Coastal region. By 2000 JICA delineated three massive sulphide ore bodies at neighboring Ghuzayn and evaluated a number of prospects located in the Block 5 and Block 6 prospect areas. OMCO continued its exploration, development and mining activities until 2009 until such time as the exploration rights to Block 5 and Block 6 were granted to Al Fairuz and Al Zuhra, who then in turn turned over the management of said exploration activities to Gentor BVI.

Work Completed by the Company at the Oman Project

All of the work undertaken by the Company with respect to the Oman Project is exploratory in nature. Around April 2010, the Company commissioned and completed a 7,227km line of a Versatile Time Domain Electro-Magnetic Survey (“VTEM”) covering both Blocks 5 and 6. The airborne helicopter VTEM survey identified approximately fifty-six (56) geophysical anomalies. Ground truthing and geological mapping followed. Twenty four (24) holes totaling 2,861m of fence line target drilling commenced in June 2010. Five of the 56 anomalies identified by the VTEM were tested and two (2) new volcanogenic massive sulfide (‘VMS”) ore deposits were identified.

The Company has also been reviewing, collecting and analyzing all available information regarding the Oman Project which the Company intends to use for Geographic Information System (GIS) and geological modeling purposes.

Company=s Proposed Plan of Exploration and/or Development of the Oman Project

The Block 5 prospect site is without known reserves and our proposed exploration program is exploratory in nature. We are currently working with various consultants to review the available data relating to the Oman Project and we intend to continue to work with said consultants to refine a formal exploration program.

Based on the information available to us, we intend to continue to refine our exploration program continue our exploration activities, which includes testing of identified anomalies, exploration drilling and resource drilling. As such, we intend to undertake the following work at the Oman Project during the calendar year 2011, which we estimate, based on information available to us, will cost approximately $5,300,000:

•

Further data gathering and geological compilation of new data and existing GIS database.

•

Utilizing remote sensing techniques to identify alteration associated with mineralization.

•

Trial ground geophysics using IP and EM.

•

9,700m resource drilling at Maqail South and Mahab 4.

•

4,000m exploration drilling over known untested targets.

We cannot provide any assurance that the exploration, development and/or extraction of any copper at the Oman Project to be ACommercially Viable@, that is, that the potential quantity of copper and their market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such copper deposits (if any), would justify a decision to do so. Moreover, we believe that further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of the Oman Project can be determined, and until we reviewed and analyzed the results of our current planned exploration activities, we cannot estimate the scope and/or cost of any further exploration activities at this time.

Plant and Equipment

Since our inception, we have purchased a number of property and equipment assets such as diamond saw for core cutting, four (4) all-terrain-vehicles for off road transport, downhole cameras, and other associated exploration equipment, tools and software.

Geology and Mineralization

The Oman is geologically significant as it is the host to substantial Paleozoic and Mesozoic oil and gas resources in shelf carbonates and sediments onto which the Semail Ophiolite Complex was thrusted. The desert conditions mean that exposure is almost 100% and the extensive scientific literature on the oil and gas industry provides an excellent framework to assess the ophiolites. The regional geological history of the Semail Ophiolite Complex places the formation of the belt in the Mid-Cretaceous era, which implies that the belt formed during the wider Tethyan Orogen.

The Semail Belt is believed to have formed in a proto-ocean located approximately where The Persian Gulf and The Gulf of Oman are today. This proto-ocean formed in the Mid-Cretaceous but closed again in the Late Cretaceous. As the proto-ocean closed, the oceanic crust which had formed as the continental crust drifted apart was pushed up onto the Arabian Plate to the west to form the Semail Ophiolite. In detail, the formation of the Semail Ophiolite Belt took place in a number of discrete but related thrusting episodes.

Locally, the Semail Ophiolite is a 600km long, 100-150km wide and 5-10km thick nappe located along the Gulf of Oman. The belt consists of a large thrust slice including 5-6km of upper mantle peridotites and 4-5km of oceanic crustal rocks. Most of this mantle sequence consists of tectonised harzburgite.

Originally, mantle diapirs were the feeders for the ridge segment and magma chambers. Tholeiitic picritic melts generated the crustal sequence, which includes as much as 4km of layered mafic and ultramafic rocks of a cumulate sequence overlain by isotropic gabbros, diorites and trondjhemites. The upper part of the ophiolite includes 2km of pillow lavas which, in northern Oman, have been divided into five main lava units. The Semail Ophiolite is covered by a 2.5km thick blanket of pelagic sediments which include metalliferous material.

The copper mineralisation is hosted within numerous VMS deposits within the ophiolite belt. More than 150 VMS deposits have been identified within the 600km strike length of the Semail Ophiolite Belt; most cluster in groups, each within a 25-50km radius. The Geotimes Unit is a sequence of basaltic pillow lavas up to 1.5km thick and forms the footwall to many of the main massive sulphide deposits, as well as abundant iron and manganese rich sediments. The morphology, ore types, mineralogy and geochemistry of the deposits are similar to the deposits of Cyprus. However, a few of the deposits have mineralogical and geochemical characteristics more similar to massive sulphides currently forming in immature back-arc rifts.

Idaho Project

The Idaho Project is a molybdenum-tungsten project located in East-Central Idaho and is sometimes referred to herein as the AIMA Mine.@

Molybdenum is a refractory metal with very unique properties. Molybdenum, when added to plain carbon and low alloy steels, increases strength, corrosion resistance and high temperature properties of the alloy. The major applications of molybdenum containing plain and low alloy steels are automotive body panels, construction steel and oil and gas pipelines. When added to stainless steels, molybdenum imparts specialized corrosion resistance in severe corrosive environments while improving strength. The major applications of stainless steels are in industrial chemical process plants, desalinization plants, nuclear reactor cooling systems and environmental pollution abatement. When added to super alloy steels, molybdenum dramatically improves high temperature strength, creep resistance and resistance to oxidation in such applications as advanced aerospace engine critical components. The effects of molybdenum additions to steels are not readily duplicated by other elements and as such are not significantly impacted by substitution of other materials; as such, Molybdenum has few substitutes. Other uses for Molybdenum include fuel desulfurization catalysts, lubricants and alloy element in gas turbine engine components. Furthermore, Molybdenum, as a high-purity metal, is also used in electronics such as flat-panel displays and in super alloys used in aerospace.

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

Nature and Extent of the Company=s Rights to the Idaho Project

Effective as of March 1, 2007, Bardswich LLC, an Idaho limited liability company (ABardswich LLC@), an entity that is owned and controlled by Lloyd J. Bardswich, the former president, treasurer, chief financial officer of the Company, and IMA-1, LLC, a Montana limited liability company (the AIdaho Claim Owner@) entered into that certain Mineral Lease Agreement and Option to Purchase (the AIdaho Option Agreement@) which relates to twenty one (21) patented mining claims (the AIMA Mine@) located over approximately 376 acres of real property and four other parcels of approximately 216 acres in Lemhi County, Idaho (collectively, the AOptioned Properties@).  In accordance with the terms of the Idaho Option Agreement, concurrently with the execution of the Idaho Option Agreement, Bardswich LLC paid the Idaho Claim Owner $40,000 in cash as the first Advanced Minimum Royalty Payment (as such term is defined herein). On  July 23, 2007, Bardswich LLC and Gentor Idaho entered into that certain assignment agreement (the AAssignment Agreement@) whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement in exchange for $40,000 in cash and 500,000 shares of the Company=s common stock. The Idaho Option Agreement grants the Company (through Gentor Idaho) the exclusive right (the AExploration and Mineral Right@) to enter the Optioned Properties (and thus the IMA Mine) for the purpose of exploring and developing the Optioned Properties (and thus the IMA Mine), as well as, removing and selling for our own account any and all minerals, mineral substances, metals ore bearing materials and rocks of any kind. The Idaho Option Agreement also grants the Company an option (the AOption Right@) to purchase the Idaho Claim Owner=s rights to the Optioned Properties, including but not limited to the IMA Mine, for a total purchase price of $5,000,000 (the APurchase Price@), excluding therefrom the right of the Idaho Claim Owner to receive a three  percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead, and zinc recovered from the IMA Mine and a five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from the Optioned Properties (collectively, the ANet Smelter Return Royalties@). The duration of the Idaho Option Agreement is indefinite so long as the Company makes the necessary scheduled payments of advanced minimum royalty payments (each an AAdvanced Minimum Royalty Payment@)  under the Idaho Option Agreement. Bardswich LLC made an initial payment of $40,000 in cash to the Idaho Claim Owner upon execution of the Idaho Option Agreement and the Company made an additional payment of $60,000 to the Idaho Claim Owner on the six month anniversary date of the signing of the original Option Agreement as well as another additional payment of $100,000 during the month of March 2008. According to the terms of the Idaho Option Agreement, additional payments of: (i) $100,000 in cash was due on or before the second anniversary of the Idaho Option Agreement (March 1, 2009), (ii) $100,000 in cash is due on or before the third anniversary of the Idaho Option Agreement (March 1, 2010), (iii) $200,000 in cash is due on or before the fourth anniversary date of the Idaho Option Agreement (March 1, 2011), and (iv) $200,000 in cash is due on or before each subsequent anniversary date of the Idaho Option Agreement thereafter until the Purchase Price is paid or the Idaho Option Agreement is terminated or cancelled. On March 1, 2009, the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009 (the second anniversary date of the Idaho Option Agreement). The $25,000 payments that were due, respectively, on March 1, 2009, May 1, 2009, July 1, 2009 and September 1, 2009 have been paid to the Idaho Claim Owner. On February 14, 2010, the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2010 in lieu of the $100,000 payment that would be due in full on March 1, 2010 (the third anniversary date of the Idaho Option Agreement). The $25,000 payments that were due, respectively, on March 1, 2010, May 1, 2010, July 1, 2010 and September 1, 2010 have been paid to the Idaho Claim Owner. On March 8, 2011, the Idaho Claim Owner agreed to accept a payment of $100,000 in lieu of the $200,000 payment that was due in full on March 1, 2011 (the fourth anniversary date of the Idaho Option Agreement). The foregoing agreed upon $100,000 payment has been paid to the Idaho Claim Owner. All payments that become due to the Idaho Claim Owner subsequent to March 2011 remain as stipulated in the original Idaho Option Agreement (i.e. $200,000 per annum). To the extent that the Company makes any Advanced Minimum Royalty Payments, the Company is entitled to receive a corresponding credit against any required Net Smelter Returns Royalties that are otherwise required to be paid to the Idaho Claim Owner under the Idaho Option Agreement.  Moreover, the Company is also entitled to receive a credit equal to all Advanced Minimum Royalty Payments and payments of Net Smelter Return Royalties against the Purchase Price. In the event the Idaho Claim Owner notifies the Company that the Company has breached a term, condition or covenant of the Idaho Option Agreement (other than the payment of monies due and payable under the Idaho Option Agreement), then the Company has at least sixty (60) days (twenty (20) days for any monetary payment obligation) to cure any such breach.  If the Company cannot cure, or begin to cure, any such breach within the cure period, then the Idaho Claim Owner can terminate the Idaho Option Agreement. The Company also has (i) the right to terminate the Idaho Option Agreement at any time and (ii) the right to assign all or any portion of the Idaho Option Agreement to any third party.

Also, on July 3, 2007, the Company (through Gentor Idaho, its wholly owned subsidiary) acquired fee simple title to a 75 acre parcel of land (the A75 Acre Parcel@) located in Lemhi County, Idaho from Richard Bergeman and Victoria Bergeman for a purchase price of $169,000.  The 75 Acre Parcel also includes 72 miner=s inches of water rights. At or around the same time that the Company, through Gentor Idaho, acquired the 75 Acre Parcel, through a staking program, the Company also acquired 114 lode claims and 5 placer claims on federal lands (Athe Staked Claims@) located in Lemhi County, Idaho. The Company is required to pay $16,660 per annum ($140 per Staked Claim) on or before September 1st each year to the USBLM in order to retain the Staked Claims.  However, on September 1, 2009, and in order to conserve working capital, the Company decided to pay $9,940 to USBLM to retain 3 of the 5 placer claims and 68 of the 114 lode claims. In June 2009, the 75 Acre Parcel was sold for $169,000 to a vendor (the “Buyer”) in exchange for a reduction in accounts payable that the Company owed this vendor. However, in connection with the sale of the 75 Acre Parcel to the Buyer, the Company was granted (1) a 10-day right of first refusal to purchase the 75 Acre Parcel in the event the Buyer received a bona-fide offer to sell said property and (2) an option to repurchase the 75 Acre Parcel for a purchase price of $169,000 at any time before or on December 31, 2010.  Even though the Company did not exercise its option to repurchase the 75 Acre Parcel for a purchase price of $169,000 on or before December 31, 2010, the Company is currently negotiating with the Buyer to purchase the 75 Acre Parcel for approximately $169,000.

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

Work Completed by the Company at the IMA Mine

We rehabilitated an old building of approximately 3,000 square feet on the IMA Mine-site and are presently using it for storage of materials. We engaged contractors to drill water wells, construct water and septic sewer systems and install electrical power to both the 75 Acre Parcel and one of the valley parcels of land. We have completed construction of a 1,000 square foot office building and a 2,000 square foot shop for core logging and sawing on one of the valley parcels of land.  We were able to occupy the foregoing structure on or around March 1, 2008. We have improved the access roads to the Zero level and the D level and have constructed drill sites and sumps. Despite the foregoing, from around December 31, 2008 to the date of this Report, the Company has not undertaken any substantive exploration and/or other activities at the Idaho Project.

Current State of Exploration and/or Development of the IMA Mine

As of the date of this Report, ten (10) holes have been completed. Despite the foregoing, from around December 31, 2008 to the date of this Report, the Company has not undertaken any substantive exploration and/or other activities at the Idaho Project.

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

We have previously engaged the consulting services of Wardrop Engineering, Inc. of Toronto, Canada (AWardrop@) to review the available data on the IMA Mine and to recommend an exploration program. Based on the Wardrop recommendation, in July of 2007, we commenced a two (2) phase exploration program of the IMA Mine to assess whether any Commercially Viable tungsten or molybdenum bearing mineral deposits are present.  Phase 1 of our exploration program generally consisted of surface exploration drilling and Phase 2 of our exploration program generally consisted of the same. We have completed Phase 1 and Phase 2 of our exploration program, and based on the results, data and analysis derived therefrom, we believe it is prudent to continue our exploration of the IMA Mine and we intend to commence a Phase 3 exploration program of the IMA Mine as soon as we can obtain the additional financing necessary to enable us to continue such exploration; however, there is no assurance that we will be able to obtain the necessary financing and/or commence Phase 3 of exploration program. Moreover, we may, prior to the commencement (if at all) and/or completion of Phase 3 of our exploration program, determine that Commercially Viable tungsten or molybdenum deposits do not exist within the IMA Mine, in which event we anticipate that we will terminate our proposed Phase 3 exploration program.  Even if we commence and complete Phase 3 of our exploration program, we may not be able to determine if Commercially Viable tungsten or molybdenum deposits exist within the IMA Mine or if additional exploration is required to make such determination. We believe that it will cost approximately $1,000,000 to complete a Phase 3 exploration program.

Plant and Equipment

Since our inception, we have purchased two (2) diamond saws for core cutting, two (2) all-terrain-vehicles for off road transport, three (3) used travel trailers for temporary living space and a bulldozer for road maintenance and snow removal. During the 2009 calendar year, we sold one (1) of the three (3) travel trailers and one (1) of the all-terrain-vehicles, and during the 2010 calendar year we sold the other two (2) trailers and the other all-terrain-vehicle.

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

From October 9, 2007 to September 3, 2010, our common stock was quoted on the OTC Bulletin Board (the AOTCBB@) under the symbol AGNTO@.  As of September 3, 2010, our common stock was ineligible to be quoted on the OTCBB for the failure of the market maker for our common stock to comply with the Rule 15C-211 of the Rules and Regulations of the Securities Exchange Act of 1934.

From September 3, 2010 to the present date, our common stock has been quoted on the OTCQB under the symbol “GNTO”. The OTCQB is interdealer quotation system for broker-dealers to trade unlisted securities. The OTCQB is the home to almost 4,000 small and emerging companies that are current in their reporting obligations to the US Securities & Exchange Commission or US banking regulators.

The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter for the last two fiscal years as reported by OTCBB and/or the OTCQB.  The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year	Quarter	High	Low
2009	First Quarter	$1.75	$1.01
2009	Second Quarter	$1.50	$1.50
2009	Third Quarter	$1.01	$1.01
2009	Fourth Quarter	$1.02	$1.02
2010	First Quarter	$1.70	$0.75
2010	Second Quarter	$1.80	$1.25
2010	Third Quarter	$1.80	$0.51
2010	Fourth Quarter	$1.65	$1.01
2011	First Quarter	$1.50	$1.00

Although our common stock is quoted on the OTCQB, there is a limited public market for our common stock and no assurance can be given that an active market will develop or that a shareholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. The OTCQB is not a stock exchange and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on exchanges like NASDAQ or the New York Stock Exchange.  Many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Holders

As of the date of this Report, there were approximately One Hundred Sixteen (116) holders of record of our common stock.

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

Equity Compensation Plans

On July 23, 2010, the Board of Directors of the Company authorized and approved the adoption and implementation of the Gentor Resources 2010 Performance and Equity Incentive Plan (the “Plan”). The principal terms of the Plan are summarized below. The following summary is qualified in its entirety by the full text of the Plan which is referenced as Exhibit 10.11 to this Report.

Purpose of the Plan.  The purpose of the Plan is to promote the interests of the Company, our subsidiaries and our shareholders by (i) attracting and retaining officers, employees and directors of, and consultants to, the Company and our subsidiaries and affiliates; (ii) motivating such individuals by means of performance-related incentives to achieve long-range performance goals; (iii) enabling such individuals to participate in the long-term growth and financial success of the Company; (iv) encouraging ownership of stock in the Company by such individuals; and (v) linking their compensation to the long-term interests of the Company and our shareholders.

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

Options. A stock option is the right to purchase shares of our Common Stock at a future date at a specified price per share, or the exercise price. An option may either be an incentive stock option or a non-qualified stock option. The maximum term of an option is ten years from the date of grant. The per share exercise price of an incentive stock option generally may not be less than the fair market value of a share of our Common Stock on the date of grant. However, the per share exercise price of a non-qualified stock option shall be such price as the Committee may determine, provided, that such price may not be less than the minimum price required by applicable law. Incentive stock option benefits are taxed differently from non-qualified stock options, as described under heading “Federal Income Tax Consequences of Awards Under the Plan” set forth below. Incentive stock options are also subject to more restrictive terms and are limited in amount by the U.S. Internal Revenue Code and the Plan. Incentive stock options may only be granted to employees of the Company or our subsidiaries.

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

Federal Income Tax Consequences of Awards under the Plan

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

Recent Sales of Unregistered Securities

For the period from January 20, 2011 through March 2, 2011, the Company sold 500,000 Units (as defined herein) to various non-U.S. Persons (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)(each a “Purchaser”) for aggregate consideration of US$375,000. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of ninety cents (US$0.90) per share of Common Stock at any time within twelve (12) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  Each Purchaser, who is an accredited investor (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), made an informed investment decision based upon negotiation with the Company. The Company believes that each Purchaser has the knowledge and experience in financial matters such that such Purchaser is capable of evaluating the merits and risks of acquisition of the Units. All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

Effective as of February 25, 2011, the Company sold 33,334 Units (as defined herein) to a U.S. Person (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)(the “Purchaser”) for aggregate consideration of US$25,000.50. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of ninety cents (US$0.90) per share of Common Stock at any time within twelve (12) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation D under the Securities Act. The Purchaser, who is an accredited investor (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), made an informed investment decision based upon negotiation with the Company. The Company believes that the Purchaser has the knowledge and experience in financial matters such that such Purchaser is capable of evaluating the merits and risks of acquisition of the Units. All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

Item 6.

Selected Financial Data.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management=s review of the factors that affected our financial performance for the years ended December 31, 2010 and December 31, 2009. This discussion is intended to further the reader=s understanding of the consolidated financial condition and results of operations of our Company.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

Overview

As previously stated in this Report, we are an exploration stage company (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)), which means that we are engaged in the search for mineral deposits (reserves) which are not either in the development or production stage. Our corporate strategy is to create shareholder value by acquiring and developing highly prospective mineral properties.  As such, we aim to acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, molybdenum, nickel and copper. As previously stated in this Report, during 2010, the Company acquired APM Mining and our exploration efforts shifted to the Oman; as such, the Company’s prior year financial information is not comparable to the current year.  Therefore, the Company has only provided selected explanations for financial information that occurred in 2009.

Results of Operations

Since our inception on March 24, 2005, we have been classified as an exploration stage company with no producing mines and, accordingly, we do not produce income and have not generated any revenue.

Our net loss for the year ended December 31, 2010 was $3,610,465 compared to a net loss of $564,947 for the year ended December 31, 2009.  The foregoing increase in net losses is primarily due to our increased exploration activities related to the Oman Project.

During the year ended December 31, 2010, we spent approximately $1,205,629 in connection with the Oman Project and approximately $95,996 in connection with the Idaho Project. Such expenditures are consistent with our current intention to concentrate our available resources towards the exploration of the Oman Project. We also incurred corporate and administrative costs of $2,086,600 in 2010, compared with $310,164 for the same period in 2009.  The foregoing increase in corporate and administrative costs is consistent with our increased activity levels at the Oman Project. These costs include general office expense, general legal expenses, and accounting and compliance costs.

Depreciation costs for the year ended December 31, 2010 were $146,548, compared to $109,505 of depreciation costs for the same period in 2009.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake full exploration of either Project and there is no assurance that we will be able to obtain the necessary financing.

Our net cash balance at December 31, 2010 was $5,331,916, compared to $17,547 as at December 31, 2009.  We did experience an increase of $8,765,392 in financing activities which was primarily the result of the issuance of common shares and warrants in the amount of $9,855,309. However, this increase in financing activities was offset by $3,648,487 of operating activities which was the result of spending on exploration activities, general corporate and administrative costs and $197,464 in investing activities, primarily due to the acquisition of Gentor Resources Limited.

Total assets at December 31, 2010 were $24,013,220 compared to $385,872 as at December 31, 2009.  The change in these balances reflects the acquisition of Gentor Resources Limited and the allocation of the purchase price to mineral properties of $18,248,198.

Current liabilities at December 31, 2010 were $1,481,182 compared to $2,304,543 at December 31, 2009.  This decrease in current liabilities is the result of repayment of the additional financing in the form of notes payable and related party advances which were received during the year.

Furthermore, we anticipate that the Company will also require additional capital to continue payment of ongoing general, administrative and operating costs associated with supporting its planned operations, the amounts of which are presently unknown. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Oman Project and/or the Idaho Project.  There is no assurance that we will be able to obtain the necessary financing for the Oman Project and/or the Idaho Project on customary terms, or at all.

Going Concern

We believe that we will require a minimum of approximately $6,824,175 to meet our capital requirements of the next twelve months for the following estimated expenses: (i) $200,000 to maintain our rights to the Idaho Project, (ii) $95,414 to maintain our rights to the Oman Project, (iii) $5,528,761 to undertake our contemplated exploration activities at the Oman Project and (iv) $1,000,000 for general and administrative expenses, which includes legal fees and audit fees.  Our cash balance at December 31, 2010 was $5,331,916, and on February 10, 2011, the Company received an additional $4,615,001 from the sale of its equity securities. With the receipt of the foregoing additional funds, as of the date of this Report, we believe that we have enough cash to satisfy our minimum cash requirements for the next twelve months.

In addition to our minimum capital requirements for the next twelve months, we also believe that we will also require (i) approximately $1,000,000 to commence and complete a revised Phase 3 exploration program of the Idaho Project (of the foregoing amount, we intend to use approximately $900,000 for drilling expenses and $100,000 for geological studies expenses) and (ii) approximately $1,500,000 to discharge and/or reduce our current liabilities.

Since we currently do not produce income and have not generated any revenue, we intend to continue to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, exploration programs and other cash requirements.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and/or find one or more joint venture partners for our Projects. We are currently seeking equity and/or debt financing, and/or a joint venture partner, to provide the requisite capital to meet our minimum capital requirements. We currently do not have any financing arrangements in place and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. If financing in the short term is not available to us on satisfactory terms, we may be forced to cease our operations and this result would have material adverse effect on our business, results of operations and financial condition, and could ultimately cause our business to fail.  If we raise funds through equity or convertible securities, our existing shareholders may experience dilution and our stock price may decline.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

GENTOR RESOURCES, INC.

(an Exploration Stage Company)

Consolidated Financial Statements

For The Years Ended December 31, 2010 and 2009

REPORTS OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of

Gentor Resources Inc.

(An Exploration Stage Corporation)

We have audited the accompanying consolidated balance sheets of Gentor Resources Inc. and subsidiaries (an exploration stage corporation), (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows from March 24, 2005 (date of incorporation) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 2009, and for the period March 24, 2005 (date of incorporation) through December 31, 2009 were audited by other auditors whose report, dated March 4, 2010, expressed an unqualified opinion on those statements . The consolidated financial statements for the period March 24, 2005 (date of incorporation) through December 31, 2009 reflect cumulative net loss of $5,967,867. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, and for the period from March 24, 2005 (date of incorporation) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 – Nature of Business and Going Concern of the consolidated financial statements, the Company's recurring losses from operations and deficit accumulated during the exploration stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

March 30, 2011

Toronto, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of

Gentor Resources, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2009 and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the year ended December 31, 2009, and for the period from March 24, 2005 (date of inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gentor Resources, Inc. (an exploration stage company) as at December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009, and for the period from March 24, 2005 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Canada LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario

March 4, 2010

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

ASSETS
As at	December 31, 2010	December 31, 2009
Current
Cash	$ 5,331,916	$ 17,547
Prepaids (note 4)	46,809	836
	$ 5,378,725	$ 18,383

Mineral properties (note 6)	18,248,198	-
Capital assets (note 7)	376,297	357,489
Long term deposit (note 5)	10,000	10,000
Total Assets	$ 24,013,220	$ 385,872

LIABILITIES
Current Liabilities
Accounts payable	$ 413,307	$ 790,694
Accrued liabilities	50,062	28,113
Due to related parties (note 8)	211,351	734,108
Note payable (note 9)	769,733	715,622
Loan payable - current portion (note 10)	36,729	36,006
	1,481,182	2,304,543

Loan payable - long term portion	37,467	74,196

Total Liabilities	$ 1,518,649	$ 2,378,739

Commitments (note 15)
Authorized 100,000,000 Common Shares, $0.0001 par value 50,000,000 Preferred Shares, $0.0001 par value
Issued and outstanding 52,851,672 Common Shares (December 31, 2009 - 22,500,000 (note 12)	5,285	2,250
Additional paid-in capital	32,067,618	3,972,750
Deficit accumulated during the exploration stage	(9,578,332)	(5,967,867)
Total shareholder equity (capital deficiency)	22,494,571	(1,992,867)
Total liabilities and shareholder equity	$ 24,013,220	$ 385,872

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US dollars)

	For the year ended December 31, 2010	For the year ended December 31, 2009	Cumulative from inception on March 24, 2005 to December 31, 2010
Expenses
Field camps expenses	$ 148,168	$ 722	$ 496,543
Surveying	14,154	1,035	64,854
Geochemistry	38,895	661	184,008
Geophysics	660,027	-	660,027
Geology	76,795	6,400	592,061
Drilling	339,094	900	3,118,771
Environmental testing	326	-	28,210
Mineral properties	100,000	100,000	563,045
Consulting fees-related parties	-	-	12,400
Consulting fees-others	183,691	-	190,450
Management fees	-	-	2,000
Professional fees	443,523	174,647	1,195,666
General and administrative expenses	1,458,173	135,517	2,063,511
Depreciation	146,548	109,505	372,567
	(3,609,394)	(529,387)	(9,544,113)
Interest income	142	-	2,554
(Loss) gain on sale of capital assets	(1,213)	7,720	6,507
Rental income	-	6,720	6,720
Loss on deposit	-	(50,000)	(50,000)
Net Loss	$ (3,610,465)	$ (564,947)	$ (9,578,332)

Basic and diluted loss per common share (note 12(e))	$ (0.09)	$(0.03)
Weighted average number of basic and diluted common shares outstanding (note 12(e))	38,903,807	22,500,000

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

	For the year ended December 31, 2010	For the year ended December 31, 2009	Cumulative from inception on March 24, 2005 to December 31, 2010
CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net loss	$ (3,610,465)	$ (564,947)	$ (9,578,332)
Depreciation	146,548	109,505	372,567
Loss (gain) sale of capital asset	1,213	(7,720)	(6,507)
Loss on deposit	-	50,000	50,000
Shares issued for services	180,000	-	180,000
Shares issued for mineral properties	-	-	100,000
Stock based compensation – employees	140,834	-	140,834
Stock based compensation - consultants	97,500	-	97,500
Accrued interest included in note payable	55,883	27,791	95,115
Change in non cash working capital balance
Accounts payable	(638,347)	(21,707)	332,175
Accrued liabilities	21,949	19,295	41,244
Prepaids	(43,602)	6,752	(94,438)
	(3,648,487)	(381,031)	(8,269,842)

Financing activities:
Common shares and warrants issued (net of issuance costs)	9,855,309	-	13,730,309
Loan payable repayment	(36,006)	(35,297)	(71,303)
Note payable	-	476,389	676,389
Due to related parties/advances	(1,053,911)	(62,266)	(319,803)
	8,765,392	378,826	14,015,592
Investing Activities:
Purchase of capital assets	(62,425)	-	(505,973)
Gentor Resource Limited acquisition (note 3)	255,889	-	255,889
Proceeds from disposal of capital assets	4,000	11,250	15,250
Mineral properties	-	-	(169,000)
Purchase of a certificate of deposit	-	-	(10,000)
	197,464	11,250	(413,834)
Net increase in cash:	5,314,369	9,045	5,331,916
Cash, beginning of the period	17,547	8,502	-
Cash, end of the period	$ 5,331,916	$ 17,547	$ 5,331,916

Supplemental cash flow information (see note 13)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS= EQUITY For the years ended December 31, 2010 and 2009

(Stated in US dollars)

	Common Shares		Additional Paid-In- Capital	Accumulated Deficit	Total Shareholders= Equity (deficit)
	Shares	Amount
Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$1,250	$48,750	$-	$50,000
Net loss for the year	-	-	-	(97,637)	(97,637)
Balance at December 31, 2005	12,500,000	1,250	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per share	5,000,000	500	999,500	-	1,000,000
Net loss for the year	-	-	-	(233,900)	(233,900)
Balance at December 31, 2006	17,500,000	$1,750	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	$50	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	2,374,750	-	2,375,000
Net loss for the year	-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$2,250	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	(3,189,473)	(3,189,473)
Balance at December 31, 2008	22,500,000	$2,250	$3,972,750	$(5,402,920)	$(1,427,920)
Net loss for the year	-	-	-	(564,947)	(564,947)
Balance at December 31, 2009	22,500,000	$2,250	$3,972,750	$(5,967,867)	$(1,992,867)
Shares issued on March 8, 2010 at $1.02 per share (notes 3 and 12)	13,063,000	1,306	13,322,954	-	13,324,260
Shares issued at $0.75 per share on April 28, 2010 (note 12)	2,600,000	260	4,679,740	-	4,680,000
Shares issued at $0.50 per share on April 29, 2010 (note 12)	4,000,000	400	1,164,512	-	1,164,912
Warrants issued on April 29, 2010 (note 12)	-	-	730,568	-	730,568
Shares issued at $0.75 per share on October 28, 2010 (note 12)	4,000,000	400	2,260,794	-	2,261,194
Warrants issued on October 28, 2010 (note 12)	-	-	738,806	-	738,806
Shares issued at $0.75 per share on October 29, 2010 (note 12)	333,334	33	183,844	-	183,877
Warrants issued on October 29, 2010 (note 12)	-	-	60,049	-	60,049
Shares issued at $0.75 per share on November 2, 2010 (note 12)	2,666,667	267	1,507,196	-	1,507,463
Warrants issued on November 2, 2010 (note 12)	-	-	492,537	-	492,537
Shares issued at $0.75 per share on November 18, 2010 (note 12)	26,000	3	14,695	-	14,698
Warrants issued on November 18, 2010 (note 12)	-	-	4,802	-	4,802
Shares issued at $0.75 per share on December 22, 2010 (note 12)	3,662,671	366	2,032,186	-	2,032,552
Warrants issued on December 22, 2010 (note 12)	-	-	663,851	-	663,851
Stock based compensation	-	-	238,334	-	238,334
Net loss for the year	-	-		(3,610,465)	(3,610,465)
Balance at December 31, 2010	52,851,672	$5,285	$32,067,618	$(9,578,332)	$22,494,571

See accompanying summary of accounting policies and notes to the consolidated financial statements.

GENTOR RESOURCES, INC.

(An exploration stage Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009

1.

NATURE OF BUSINESS AND GOING CONCERN

Gentor Resources, Inc. (the “Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2010, the Company has a loss from operations of $3,610,465 (2009 - $564,947) and accumulated deficit of $9,578,332 (2009 - $5,967,867) which raises substantial doubt on the Company’s ability to continue as a going concern.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

BASIS OF CONSOLIDATION

The Company’s consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries Gentor Idaho Inc. and Gentor Resources Limited (formerly known as APM Mining Limited).

Gentor Idaho was incorporated on June 28, 2007 under the laws of the State of Idaho.  Gentor Resources Limited was incorporated on November 19, 2009 under the laws of the British Virgin Islands and changed its name from APM Mining Limited on April 30, 2010 following its acquisition by the Company on March 8, 2010 (see note 3). Intercompany balances and transaction have been eliminated in preparing the accompanying consolidated financial statements.

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

b)

MINERAL PROPERTIES AND EXPLORATION COSTS

Exploration costs pertaining to mineral properties with no proven reserves are charged to operations as incurred. When it is determined that mineral properties can be economically developed as a result of establishing proven and probable reserves, costs incurred to develop such properties are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves. The Company is in the exploration stage and has not yet realized any revenue from its planned operations.

c)

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded as follows:

Vehicles

-

Straight line over a range of two to four years

Mining equipment

-

Straight line over four years

Office equipment

-

Straight line over four years

Furniture and fixtures

-

20% declining balance basis

Building

-

Straight line over five years

d)

ASSET IMPAIRMENT

The Company monitors events and changes in circumstances which may require an assessment of the recoverability of its long lived assets.  If required, the Company would assess recoverability using estimated undiscounted future operating cash flows of the related asset or asset grouping. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  If the carrying amount of an asset is not recoverable, an impairment loss is recognized in operations, measured by comparing the carrying amount of the asset to its fair value.  No impairment losses were warranted or recorded for the years ended December 31, 2010, and 2009.  Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

e)

ASSET RETIREMENT OBLIGATIONS

The fair value of the liability of an asset retirement obligation is recorded when it is incurred and the corresponding increase to the asset is depreciated over the estimated life of the asset. The liability is periodically adjusted to reflect changes in the estimates present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the asset retirement obligation.  The Company has no asset retirement obligations recorded on its balance sheets as at December 31, 2010 and 2009.

f)

STOCK BASED COMPENSATION

The Company has a stock option plan, which is described in note 12(c).  The Company uses the fair value method of accounting for stock options granted to directors, officers and employees whereby the fair value of options granted measured at the grant date is recorded as a compensation expense in the financial statements over the requisite employee service period (usually the vesting period).  Compensation expense on stock options granted to non-employees is measured at the earlier of the completion of performance and the date the options are vested using the fair value method and is recorded as an expense in the same period as if the Company had paid cash for the goods or services received.  Any consideration paid by directors, officers, employees and consultants on exercise of stock options or purchase of shares is credited to capital stock.  Shares are issued from treasury upon the exercise of stock options.  The Company estimates that all options will vest.  Any forfeitures are recognized as they occur.

g)

CASH

Cash consists of bank balances. The Company maintains cash in bank deposit accounts that at times, may exceed US and Canadian federally insured limits.  The Company has not experienced any losses in such accounts.

h)

FOREIGN EXCHANGE

The Company’s functional and reporting currency is United States dollars. The functional currency of the foreign operations is in United States dollars and are translated as follows: monetary assets and liabilities are translated at the spot rates of exchange in effect at the end of the year; non-monetary items are translated at historical exchange rates in effect on the dates of the transactions. Revenues and expense items are translated at average rates of exchange in effect during the year, except for depreciation which is translated at its corresponding historical rate.  Realized and unrealized exchange gains and losses are included in the consolidated statements of operations.

i)

USE OF ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting year. Actual results could differ from management's best estimates as additional information becomes available in the future. The Company bases its estimates and assumptions on historical experience, current facts, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Significant estimates and assumptions include those related to the recoverability of mineral properties and capital assets, estimation of future income taxes, useful lives of depreciable assets, and fair value estimates for stock options and warrants.

j)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  Currently, the Company does not use derivative instruments to reduce its exposure to these risks. The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, due to related parties, loan payable and note payable. The fair value of its financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

k)

INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes, which require the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and for the tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred taxes for the estimated future tax effects attributable to deductible temporary differences and loss carryforwards when realization is more likely than not.  The deferred taxes for the Company amount to nil at the balance sheet date.

Accounting Standards Codification 740, “Income Taxes” requires that the Company recognize the impact of a tax position in our financial statement if the position is more likely than not of being sustained upon examination and on the technical merits of the position. At December 31, 2010, the Company has no material unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

l)

LOSS PER SHARE

Basic loss per share calculations are based on the weighted average number of common shares issued and outstanding during the year.  Diluted earnings per share is calculated using the treasury method.  The treasury method assumes that outstanding stock options and share purchase warrants with an average exercise price below market price of the underlying shares are exercised and the assumed proceeds are used to repurchase common shares of the Company at the average market price of the common shares for the year.  As the Company is incurring losses, basic and diluted loss per share are the same since including the exercise of outstanding stock options and share purchase warrants in the diluted loss per share calculation would be anti-dilutive.

3.

ACQUISITION

On March 8, 2010, pursuant to a stock exchange agreement, the Company acquired all of the issued and outstanding shares of Gentor Resources Limited (formerly APM Mining Limited) in exchange for 10,362,000 of its own common shares.

Gentor Resources Limited is a mineral exploration company which has secured the earn-in rights to specific exploration ground holdings in the Sultanate of Oman (“Oman”), comprising sites identified as having significant potential for copper mineralization.

The purchase price for this acquisition was $13,395,583, which included 10,362,000 of the Company’s common shares at a price of $1.02 per share and direct costs of $2,826,343.   As part of the transaction costs, the Company issued 2,701,000 shares at a price of $1.02 per share to a related party in exchange for capital raising services (see note 8).  Included in direct costs are $71,323 of costs that are part of accounts payable and accrued liabilities. The price of $1.02 per share was based on the market price of the shares on March 8, 2010, being the date the Company and Gentor Resources Limited closed the agreement.

The acquisition was accounted for as a purchase of assets. The total consideration and transaction costs have been allocated to the net assets acquired and liabilities assumed as follows:

Issuance of 10,362,000 common shares (see note 13)	$ 10,569,240
Transaction costs (including issuance of 2,701,000 common shares)	2,826,343
Purchase Price	$ 13,395,583

                    Net assets acquired and liabilities assumed:

Cash	$ 255,889
Prepaids and deposits	2,371
Capital assets	108,921
Mineral properties	13,748,198
Accounts payable and accrued liabilities	(190,415)
Due to related parties	(529,381)
Net assets acquired	$ 13,395,583

In connection with the foregoing transaction, the Company issued 2,500,000 shares to a non-US Person in connection with the amendment of a certain Earn-In Agreement between Al Fairuz Mining Company, LLC (“Al Fairuz Mining”) and Gentor Resources Limited with respect to the Company’s Block 5 project located in the Sultanate of Oman (see note 12(b)). The 2,500,000 shares were issued on April 28, 2010 at a price of $1.80 per share. Consequently, there was an increase to mineral properties of $4,500,000.

4.

PREPAIDS

The prepaids include prepaid rent and insurance as at December 31, 2010.  As at December 31, 2009, prepaids includes prepaid insurance.

5.

LONG TERM DEPOSIT

The long term deposit is a $10,000 certificate of deposit issued on March 11, 2009 and assigned to the United States Department of the Interiors, Bureau of Land Management, as a reclamation bond for the installation of a bridge crossing the Patterson creek at the Company’s Idaho project.  The certificate of deposit rolled automatically on March 11, 2010.

This certificate of deposit bears an interest rate of 1.75% per annum and matured on March 11, 2011.  It will automatically roll over to maintain the bond in good standing.

6.

MINERAL PROPERTIES

Oman Project

On March 8, 2010, the Company acquired, through its wholly-owned subsidiary Gentor Resources Limited, the earn-in rights to the Block 5 and Block 6 copper exploration projects located in Oman.  Pursuant to the Earn-in Agreement between Al Fairuz Mining and Gentor Resources Limited, which relates to the Block 5 project, the Company has the right to earn up to a 65% equity position in Al Fairuz Mining.  Pursuant to the earn-in Agreement between Al Zuhra Company, LLC (“Al Zuhra Mining”) and Gentor Resources Limited, which relates to the Block 6 project, the Company has the right to earn up to a 70% equity position in Al Zuhra Mining.

The entire balance of $18,248,198 recorded in mineral properties in the balance sheet as of December 31, 2010 is attributable to the Oman Project.

Idaho Project

On July 3, 2007, the Company acquired through its wholly-owned subsidiary, Gentor Idaho, simple fee title to a 75 acre parcel of land located in Lemhi County, Idaho for a purchase price of $169,000. The 75 Acre Parcel also includes 72 miner’s inches of water rights.  In addition, through a staking program, the Company acquired certain lode and placer claims.  Currently, the Company retains 68 lode claims and 3 placer claims on federal lands (“the Staked Claims”).  The Company is required to pay $9,940 per annum ($140 per Staked Claim) to the United States Department of the Interior, Bureau of Land Management, on or before September 1st of each year in order to retain the Staked Claims.  In June 2009, the 75 acre parcel was sold for $169,000 to a vendor in exchange for a reduction in accounts payable that the Company owed this vendor.  However, in connection with the sale of the 75 Acre Parcel to the Buyer, the Company was granted (1) a 10-day right of first refusal to purchase the 75 Acre Parcel in the event the Buyer received a bona-fide offer to sell said property and (2) an option to repurchase the 75 Acre Parcel for a purchase price of $169,000 at any time on or before December 31, 2010.  Although the option has expired, the Company is currently negotiating to purchase the 75 acre parcel for approximately $169,000.

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who was the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement (“Idaho Option Agreement”) to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash was due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  All payments with respect to the second anniversary date were made accordingly. Similarly, on February 14, 2010, the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2010 in lieu of the $100,000 payment that was due in full on March 1, 2010, the third anniversary date of the Idaho Option Agreement. The $25,000 payments that were due on March 1, May 1, July 1, 2010 and September 1, 2010 have been paid to the Idaho Claim Owner.  On March 8, 2011, the Idaho Claim Owner agreed to accept a payment of $100,000 in lieu of the $200,000 payment that was due in full on March 1, 2011 (the fourth anniversary date of the Idaho Option Agreement). The foregoing agreed upon $100,000 payment has been paid to the Idaho Claim Owner.  All payments that become due subsequent to March, 2011 remain as stipulated in the original agreement.  To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim  owner’s rights to the Optioned Properties, including but not limited to the IMA  Mine, for a total purchase price of $5,000,000, excluding there from the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from  the Optioned Properties.

7.

CAPITAL  ASSETS

December 31, 2010

	Costs and additions during the year	Accumulated Depreciation	Net Book Value
Vehicle	$ 108,921	$ 22,691	$ 86,230
Mining Equipment	189,505	78,079	111,426
Office Equipment	40,488	25,752	14,736
Furniture and fixtures	10,377	2,060	8,317
Building	358,241	202,653	155,588
Total	$ 707,532	$ 331,235	$ 376,297

December 31, 2009

	Costs and additions during the year	Accumulated Depreciation	Net Book Value
Vehicle	$ 19,040	$ 19,040	$ -
Mining Equipment	179,536	54,761	124,775
Office Equipment	9,443	4,722	4,721
Furniture and fixtures	1,344	588	756
Building	358,241	131,004	227,237
Total	$ 567,604	$ 210,115	$ 357,489

8.

RELATED PARTY TRANSACTIONS

During 2010, the Company repaid the balance of $459,464 outstanding as of December 31, 2009 with respect to advances made by a corporation wholly-owned by a significant shareholder of the Company who also serves as a director and as an executive vice-president of the Company. In addition, as at December 31, 2010 a balance of $194,969 advanced to the Company from a former director and officer of the Company was outstanding (December 31, 2009 - $194,969).  These advances are unsecured, non-interest bearing and re- payable upon demand.

In June 2009, an amount of $79,675 was advanced by two directors of the Company and used to repay accounts payable owed by the Company.  As at December 31, 2010, $4,686 is still owing (December 31, 2009 - $79,675).  These advances are unsecured, non-interest bearing and re-payable upon demand.

During the year ended December 31, 2010, an amount of $ 1,800 in the aggregate (December 31, 2009 - $4,500), was paid to a former director of the Company for services rendered to the Company during the year. This amount is included in the Company’s consolidated statements of operations and deficits under geology and drilling expenses. As at December 31, 2009 and 2010, the amount due to the former director was $nil.

As at December 31, 2010, an amount of $9,923 (December 31, 2009 - $nil) was due to a corporation of which, a director of the Company is a partner.  During the year ended December 31, 2010, the Company incurred expenses of $149,914 (December 31, 2009 -$nil).

As at December 31, 2010, $1,772 of accrued interest is owed to two directors of the Company as a result of $193,771 advanced to the Company for working capital purposes during the first quarter of 2010.   The interest rate on these advances was 5.25% per annum, which is due on demand. Total interest expense for the year ended December 31, 2010 was $3,467 (December 31, 2009 - $nil).  The principal amount of this advance was repaid during the fourth quarter of 2010.

As part of the share issuance on April 29, 2010, $100,000 was paid in exchange for capital raising services to a corporation of which a director of the Company is a partner.  Furthermore, as part of the acquisition of Gentor Resources Limited (see note 3), the Company issued 2,701,000 common shares of the Company at a price of $1.02 per share in exchange for capital raising services to the same foregoing corporation.

All transactions are in the normal course of operations and are measured at the exchange value.

9.

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

As of December 31, 2010, the Company has an outstanding promissory note of $ 769,733, which includes $54,111 (2009 - $39,233) of accrued interest.   This note bears interest at a rate of 8% per annum, is unsecured and is due on demand. During the third quarter of 2009, $10,500 was repaid to the lender of the foregoing notes.

10.

LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principle and interest payments of $3,156.  The current portion, which is payable within 1 year, is $36,729.  As of December 31, 2010, the long term debt repayments for each of the years ending December 31 are as follows:

	2011	2012	Total
Loan payment	$36,729	$37,467	$74,196

The estimated fair value of the loan is $71,028 and it is calculated using the discount rates currently charged by financial institutions with similar loan terms.

11.

REPORTABLE SEGMENTS

The Company operates in one business segment: the exploration, mine development and extraction of   precious metals in two geographic areas, the Oman and the United States.

As at December 31,	2010	2009
Oman - mineral properties	$ 18,248,198	$
Oman - capital assets	140,390	-
Unites States - capital assets	235,907	357,489
	$ 18,624,495	$ 357,489

12.

SHAREHOLDERS’ EQUITY

a)

Authorized Capital Stock

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

b)

Issued Capital Stock – Common Shares

As at December 31, 2010, the Company had outstanding 52,851,672 (December 31, 2009 – 22,500,000) common shares and no preferred shares.

From October 28, 2010 to December 22, 2010, as part of a private placement the Company sold 10,688,672 units at a price of $0.75 per unit for gross proceeds of $8,016,505.  Each unit consists of one share of common stock of the Company and one warrant (“Warrant”) which entitles the holder thereof to purchase one additional common share (see note 12(d)).  Each Warrant is exercisable for a period of 12 months from the date of issuance at an exercise price of $0.90 per share.

On April 29, 2010, as part of a private placement there were 4,000,000 units sold at a price of $0.50 per unit, with each unit consisting of  one  share of common stock of the Company and one warrant (“Warrant”) which entitled the holder thereof to purchase one additional common share (see note 12(d)).  Each Warrant is exercisable for a period of 24 months from the date of issuance at an exercise price of $0.75 per share.  The value associated with the Warrants is $0.10 and the remaining $0.40 of the value of the units has been allocated to the common shares.

On April 28, 2010, the Company issued 100,000 shares to an employee of the Company for services performed in connection with securing the Company’s mineral property rights located in the Oman (see note 13).  In addition, the Company issued 2,500,000 shares at a price of $1.80 to a non-US Person in connection with the amendment of the Earn-In Agreement between Al Fairuz Mining Company, LLC, a company incorporated under the laws of Oman, and the Company with respect to the Company’s Block 5 project located in Oman (see note 13).  These shares were included as part of the purchase price of Gentor Resource Limited (see note 3).

On March 8, 2010, as a result of the acquisition of Gentor Resource Limited (see note 3), the Company issued 10,362,000 shares at a price of $1.02 per share.  As part of the transaction costs, the Company issued 2,701,000 shares at a price of $1.02 per share to a related party in exchange for services (see note 8).

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

On August 30, 2010 (the “Grant Date”), the Company announced that 725,000 non-qualified stock options were issued to various employees and consultants and 3,275,000 stock options are available for issuance under the Company’s Stock Option Plan.  The holder is entitled to purchase one share of the $0.0001 par value common stock of the Company at a purchase price of $0.75 per share within 5 years.  The options vest at a rate of 25% on each six month anniversary of the Grant Date.  As at December 31, 2010, the Company had 725,000 stock options outstanding to acquire common shares at a price of $0.75 which expire on August 30, 2015. The remaining contractual life of outstanding options is 4.66 years.  The fair value of the options granted is $1.30 per share.  All of the stock options granted are expected to vest.   As of December 31, 2010, the forfeiture estimate of the outstanding options is 0%.  The number of stock options forfeited, cancelled, expired and exercised was nil.  No stock options were exercisable as at December 31, 2010.

During the year ended December 31, 2010, the Company recognized in the statement of operations as an expense $ 140,834 (2009 - $nil) representing the fair value at the date of grant of stock options previously granted to employees, directors and officers under the Company’s Stock Option Plan. In addition, an amount of $ 97,500 (2009 - $nil) was recorded as a consulting expense with respect to stock options granted to a consultant.  These amounts were credited accordingly to additional paid-in capital in the balance sheet (see note 13).

The Black-Scholes option-pricing model was used to estimate values of all stock options granted during the year based on the following assumptions:

(i) risk-free interest rate: 1.39% which is based on the 5 Year US Treasury Bond Rate

(ii) expected volatility: 69.20% which is based on the Company’s historical stock price

(iii) expected life: 5 years

(iv) expected dividends: $Nil

As at December 31, 2010, there was $ 704,167 (December 31, 2009 - $nil) of unrecognized stock-based compensation cost related to 725,000 non-vested stock options exercisable at a price of $0.75 per common share, on or before August 30, 2015.  The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

The aggregate intrinsic value of stock options expected to vest at December 31, 2010 is $188,500 (December 31, 2009 - $nil).

d)

Warrants

As at December 31, 2010, the Company had the following outstanding and exercisable common stock purchase warrants (“Warrants”) entitling the holder to purchase one common share of the Company:

Date of Issue	Number of Warrants Issued	Exercise Price	Exercise Period (months)	Remaining Contractual Life (months)
April 29, 2010	4,000,000	$0.75	24	20
October 28, 2010	4,000,000	$0.90	12	10
October 29, 2010	333,334	$0.90	12	10
November 2, 2010	2,666,667	$0.90	12	10
November 18, 2010	26,000	$0.90	12	11
December 22, 2010	3,662,671	$0.90	12	12
	14,688,672

The number of Warrants that were cancelled, expired and exercised during the year ended December 31, 2010 was nil.

The Black-Scholes option-pricing model was used to estimate values of the Warrants granted based on the following assumptions:

(i) risk-free interest rate: 0.22% - 1.01% which is based on the US Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the Warrants

(ii) expected volatility: 60.14% - 73.66% which is based on the Company’s historical stock price

(iii) expected life: 1 - 2 years

(iv) expected dividends: $Nil

e)

Loss Per Share

Loss per share was calculated on the basis of the weighted average number of common shares outstanding for the year ended December 31, 2010, amounting to 38,903,807 common shares (December 31, 2009 – 22,500,000).

Diluted loss per share was calculated using the treasury stock method. As at December 31, 2010, 15,413,672 common shares related to stock options and warrants were anti-dilutive. There were no anti-dilutive effects in the year ended December 31, 2009 due to the absence of stock options and warrants.

13.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the year ended December 31,	2010	2009

Non-cash transactions:
Stock based compensation (note 12(c))	$ 238,334	$ -
Acquisition of Gentor Resources Limited (note 3)	10,569,240	-
Issuance of shares (note 12(b))	4,500,000	-
Shares issued for services (note 12(b))	2,935,020	-
Sale of mineral properties	-	169,000
Sale of capital asset	-	2,010
Cash paid during the year for:
Interest	$ 40,581	-
Income Taxes	-	-

14.

INCOME TAXES

During year ended December 31, 2010, the Company incurred net losses and, therefore, has no provision for income taxes. No income tax benefit has been recorded because it is more likely than not that the recoverability of such assets would not be realized through known future revenue sources. The net deferred tax asset generated by the loss carryforward has been fully reserved. The net operating loss available to be applied against future years’ taxable income is $7,056,000 at December 31, 2010.  If not utilized, these losses will expire as follows:

2025	$ 97,000
2026	$ 224,000
2027	$ 1,874,000
2028	$ 3,340,000
2039	$ 504,000
2030	$ 1,017,000
$ 7,056,000

The significant components of deferred income taxes consist of the following:

As at December 31	2010	2009
Future Tax Assets
Loss carryforwards	$ 2,822,485	$ 2,415,658
Future Tax Liabilities
Capital assets	(33,160)	(28,176)
	2,789,325	2,387,482
Valuation allowance	(2,789,325)	(2,387,482)
	$ -	$ -

A reconciliation between incentives provided at actual rates and the basic rate of 40% of federal and state taxes is as follows:

Year ended December 31,	2010	2009
Loss for the year	$ 1,096,986	$ 564,947
Recovery of income taxes and statutory rates	438,794	225,979
Other	(36,951)	-
Change in valuation allowance	(401,843)	(225,979)
	$ -	$ -

15.

COMMITMENTS

Pursuant to the terms of the Idaho Option Agreement and the loan payable, the Company has agreed to pay the following amounts:

Year	Amount
2011 (notes 6 and 10)	$ 136,729
2012 (note 10)	37,467
$ 174,196

16.

FINANCIAL INSTRUMENTS

a)

INTEREST RATE RISK

The note payable held by the Company is due on demand; however, the interest rates are fixed and are not expected to change.

b)

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

The following table indicates the impact of foreign currency risk on net working capital as at December 31, 2010. The table below also provides a sensitivity analysis of a 10 percent strengthening of the US dollar against the Omani rial and Canadian dollar as identified which would have increased (decreased) the Company’s net loss by the amounts shown in the table below. A 10 percent weakening of the US dollar against the Omani rial and Canadian dollar would have had the equal but opposite effect as at December 31, 2010.

	Omani Rial	Canadian $
Cash held in foreign jurisdictions	51,106	16,898
Prepaids	14,402	-
Accounts payable	-	(27,822)
Total foreign currency working capital	65,508	(10,924)
US$ exchange rate at December 31, 2010	2.58652	1.0054
Total foreign currency net working capital in US$	$169,438	$ (10,983)
Impact of a 10% strengthening of the US$ on net loss	$16,944	$ (1,098)

17.

COMPARATIVE FIGURES

The prior period figures have been reclassified to conform to the current presentation.

18.

SUBSEQUENT EVENT

On February 10, 2011, the Company announced that it had closed the sale of 6,153,334 units for total gross proceeds of $4,615,001.  Each unit, which was sold at a price of $0.75 per unit consisted of one common stock share of the Company and one warrant (“Warrant”) to purchase one additional common share.  Each Warrant is exercisable for a period of 12 months from the date of issuance at an exercise price of $0.90 per share.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of the Company's Adisclosure controls and procedures,@ as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the AExchange Act@), as of the end of the period covered by this Report (the AEvaluation Date@).

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

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer and our principal financial officer have concluded that our internal control over financial reporting were effective.

This Report does not include an attestation report of our independent registered chartered accountants regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered chartered accountants.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls. There were no changes made in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the Evaluation Date.

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

Name	Age	Positions
Peter Ruxton	53	Director, President and Chief Executive Officer
Donat Madilo	49	Treasurer and Chief Financial Officer
Kitt M. Dale	49	Secretary
Arnold T. Kondrat	58	Director and Executive Vice President
David Twist	57	Director
Simon Village	43	Director
Rudolph de Bruin	58	Director

Business Experience of Our Directors and Executive Officers

Peter Ruxton (“Ruxton”), serves as the President and Chief Executive Officer of the Company, and serves as a Director of the Company. Ruxton has provided such services to the Company since March 8, 2010, which is the same date that the Company acquired all of the issued and outstanding equity securities of APM Mining Ltd. (now known as Gentor Resources Limited) where Ruxton served as a Director prior to said acquisition. Ruxton has a MBA from Manchester Business School as well as a PhD in Economic Geology as and BSc (Honors) from Leeds University. From 2004 through the end of 2008, Ruxton was a Partner of Actis LLP, an emerging market private equity fund, where he was responsible for managing their private equity mining investments in emerging markets. Ruxton is also a founding Partner of Tembo Capital LLP (“Tembo”), a venture capital company who introduced APM Mining to the Company.  From 2004 to the present, Ruxton also served as a non executive director of Platmin Ltd., a Canadian company listed on the Toronto and Johannesburg Stock Exchanges, as well as the Alternative Investment Market ( the “AIM”) which is a sub-market of the London Stock Exchange. Also, from September 2009 to the present, Ruxton also served as the non-executive Chairman of GGG Resources plc, a United Kingdom company listed on the AIM and a non-executive Director of Banro Corporation, a company listed on the American Stock Exchange (the “AMEX”) and on the Toronto Stock Exchange (the “TSX”). Ruxton is also a 50% equity partner in Tembo, the venture capital company who introduced APM Mining to the Company and earned a fee for making such an introduction.  In light of our current business activities and structure, and Ruxton’s extensive experience in corporate finance and venture capital business in the mineral exploration industry and his educational background, we believe it is appropriate that Ruxton serve as a Director of the Company.

Donat Madilo (“Madilo”) serves as the Treasurer and Chief Financial Officer of the Company. Madilo has provided such services to the Company since March 8, 2010 which is the same date that the Company acquired all of the issued and outstanding equity securities of APM Mining Ltd. (now known as Gentor Resources Limited). Madilo holds a Bachelor of Commerce (Honors) degree from Institut Supérieur de Commerce de Kinshasa, a B.Sc. (Licence) in Applied Economics from University of Kinshasa and a Masters of Science in Accounting (Honours) from Roosevelt University in Chicago.   From 1996 to the present, Madilo has served as the Treasurer and Chief Financial Officer of Banro Corporation, a gold exploration and development company listed on the TSX and the AMEX.  From 1998 to the present, Madilo has also served as the Treasurer and Chief Financial Officer of Loncor Resources, Inc., a junior resource company listed on Toronto Venture Exchange. From 1998 to 2008, Madilo also served as the Chief Financial Officer of BRC DiamondCore Ltd. (formerly known as BRC Diamond Corporation), a diamond exploration and production company listed on the Toronto and Johannesburg Stock Exchanges. The Company has no written agreement with Madilo for serving as the Treasurer and Chief Financial Officer of the Company.

Kitt Dale (“Dale”) serves as our Secretary. He has provided such services to the Company since January 31, 2008. Mr. Dale holds a Master of Science degree (Mining Engineering) from the Montana College of Mineral Science and Technology, Butte, Montana.  After a mining career in Northwest Alaska, in which Dale oversaw offshore placer and remote artic open pit operations, Dale has been the owner and operator of Indian Creek Hay Ranch located in Sheridan, Montana, which is a producer of beef and specialized agricultural products related to the beef industry.  From late 1998 to February 2003, Dale served as a consulting mining engineer for M3 Engineering and Technology Group, Inc., which is a full service engineering and architectural design company headquartered in Tucson, Arizona. Beginning February 2003, Dale has served as a part time consulting engineer and maintenance specialist to Barrick Gold (the world's largest producer of gold), Kennecott Utah Copper Company (the world's largest open pit copper mine located west of Salt Lake City Utah) and the Ascentis Operations Company (an affiliate of Ausenco Limited, one of Australia's premier engineering and project management companies specializing in the design, building, extension and refurbishment of mineral processing plants worldwide). Since July 2008 Dale has served as a Technical Services Manager for Barrick Gold at their Cortez Mine in Northeastern Nevada.

Arnold  Kondrat (“Kondrat”), a founder of the Company, is one of our Directors and serves as an Executive Vice President. Kondrat has provided such services to the Company since July 31, 2007. Mr. Kondrat is President and Managing Director of Sterling Portfolio Securities Inc., a private Toronto based venture capital firm. Mr. Kondrat has over twenty five (25) years experience in the corporate finance and venture capital business.  He is also the (i) principal founder, Executive Vice President and Director of Banro Corporation, a gold exploration and development company listed on the Toronto and American Stock Exchanges, (ii) founder and Director of BRC DiamondCore Ltd. (formerly known as BRC Diamond Corporation), a diamond exploration and production company listed on the Toronto and Johannesburg Stock Exchanges and (iii) Executive Vice President and Director of Loncor Resources, Inc., a junior resource company listed on Toronto Venture Exchange. In light of our current business activities and structure and Kondrat’s extensive experience in corporate finance and venture capital business, we believe it is appropriate that Kondrat serve as a Director of the Company.

David Twist (“Twist”) serves as a non-executive Director of the Company.  Twist has provided such services to the Company since March 8, 2010, which is the same date that the Company acquired all of the issued and outstanding equity securities of APM Mining Ltd. (now known as Gentor Resources Limited) where Twist served as a Director prior to said acquisition.  Twist has a B.Sc. (Honors) in geology from the University of Reading (U.K.) and a Ph D in geology from the University of Newcastle upon Tyne (U.K.). He has almost thirty (30) years experience in geological research, exploration and mining, much of this as an entrepreneur identifying, financing, exploring and developing mineral resource projects.  Twist has an extensive publication record and is a founder and an executive director of several private exploration companies including Taung Gold Limited, African Nickel Limited, Sephaku Fluoride (Pty) Limited, African Precious Minerals Limited, APM Mining Limited and NuPlats Limited. From 2000 until 2006, Twist served as chief executive officer of Platmin Limited, a Canadian company that subsequently listed on the TSX. For the past five (5) years, Twist has served as a director and an advisor for Taung Gold Limited, African Nickel Limited, African Precious Minerals Limited, Sephaku Holings Limited (listed on the Johannesburg Stock Exchange), Sephaku Fluoride (Pty) Limited, and NuPlats Limited. In light of our current business activities and structure and Twist’s entrepreneurial experience in the mineral exploration industry and his educational background, we believe it is appropriate that Twist serve as a Director of the Company.

Simon Village (“Village”) serves as a non-executive Director of the Company.  Village has provided such services to the Company since March 8, 2010 which is the same date that the Company acquired all of the issued and outstanding equity securities of APM Mining Ltd. (now known as Gentor Resources Limited). Village is executive Chairman of Banro Corporation, a gold exploration and development company with several projects in the Democratic Republic of the Congo and which is planning to commence production at its first gold mine in the fourth quarter of 2011. Prior to joining Banro Corporation in November 2004, Village was a Managing Director of the World Gold Council and joint Managing Director of Gold Bullion Securities, the company responsible for listing the first "physical" gold-backed security on any major stock exchange, the London Stock Exchange. Prior to joining the World Gold Council, Village was a Managing Director with HSBC responsible for Global Mining and South African Securities. He joined HSBC in 1994 having worked for the Anglo-American and De Beers group companies as a mining engineer on their South African operations.  Village has a Bachelor of Engineering (Honors) degree from the Camborne School of Mines and over 20 years of mineral resource industry and investment experience. In light of our current business activities and structure and Village’s extensive mineral resource industry and investment experience, we believe it is appropriate that Village serve as a Director of the Company.

Rudolph de Bruin (“De Bruin”) serves as a non-executive Director of the Company.  De Bruin has provided such services to the Company since March 8, 2010 which is the same date that the Company acquired all of the issued and outstanding equity securities of APM Mining Ltd. (now known as Gentor Resources Limited) where De Bruin served as a Director prior to said acquisition. From 1977 to 1989, De Bruin has practiced as an advocate (Pretoria Bar) in South Africa. After 1989, De Bruin concentrated his efforts on finding, acquiring and developing mineral exploration and mining projects in various African countries. De Bruin was also a founding member of Platmin Limited, a Canadian company that subsequently listed on the TSX. As a driving force behind the growth of Platmin Limited, De Bruin supervised the entering into of more than 300 agreements with mineral rights holders and with the advent of the new mineral right regime in South Africa in May 2004, he supervised the conversion of Platmin Limited’s rights to new order rights and the application of new order prospecting rights. De Bruin was also involved in various fund raisings undertaken by Platimin Limited in the United Kingdom and the North America markets.  Since selling his interest in Platmin Limited in 2006, De Bruin co-founded Sephaku Holdings Limited (listed on the Johannesburg Stock Exchange), serving as a director on its board, and helped establish the company's flagship projects, a 2.2mtpa cement production plant and a high grade fluorspar project, both located in South Africa. Moreover, for the past five (5) years, De Bruin has served as a director and an advisor for Taung Gold Limited, African Nickel Limited, Incubex Minerals Limited and Nuplats Limited. In light of our current business activities and structure and De Bruin’s extensive mineral resource industry and investment experience, we believe it is appropriate that DE Bruin serve as a Director of the Company.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all of the compensation awarded to, earned by or paid to our executive officers for all services rendered in all capacities to us for the years ended December 31, 2009 and December 31, 2010:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lloyd J. Bardswich: President, Treasurer and Chief Financial Officer	2009	$0	$0	$0	$9,491 (1)	$9,491
Lloyd J. Bardswich: President, Treasurer and Chief Financial Officer	2010	$0	$0	$0	$1,800(1)	$1,800
Peter Ruxton, President and Chief Executive Officer	2010	$172,794	$179,800	$65,000(2)	$0	$417,594
Donat Madilo	2010	$0	$0	$0	$0	$0
Kitt M. Dale: Secretary and Director	2009	$0	$0	$0	$2,634 (3)	$2,634
Kitt M. Dale: Secretary	2010	$0	$0	$0	$0	$0
Arnold T. Kondrat: Executive Vice President	2009	$0	$0	$0	$0	$0
Arnold T. Kondrat: Executive Vice President	2010	$0	$0	$0	$0	$0

(1)

During the calendar year 2009, the Company paid $9,491 to Bardswich for geology and drilling consulting services provided by Bardswich to the Company with respect to the Company’s projects. The foregoing compensation was (i) paid to Bardswich as a consultant, and not as an officer of the Company and (ii) determined in accordance with industry standard rates for the work provided.  Of the $9,491 that was paid to Bardswich for his consulting services, $4,991 represents reimbursement of expenses paid to Bardswich during the performance of said consulting services provided to the Company. During the calendar year 2010, the Company paid $1,800 to Bardswich for geology and drilling consulting services provided by Bardswich to the Company with respect to the Company’s projects.

(2)

The Black-Scholes option-pricing model was used to estimate the fair value of  stock options granted to Ruxton based on the following assumptions: (i) risk-free interest rate: 1.39% which is based on the 5 Year US Treasury Bond Rate (ii) expected volatility: 57.91% which is based on the Company’s historical stock price (iii) expected life: 5 years (iv) expected dividends: $Nil

(3)

During the calendar year 2009, the Company reimbursed Dale $2,634 of expenses which were incurred by Dale, on behalf of the Company, in the prior calendar year.

Narrative Disclosure to the Summary Compensation Table:

While the Company was working towards its acquisition of Gentor BVI, the Company and Ruxton began to work on the terms of an employment arrangement in the event that the Company successfully acquired Gentor BVI.  Now that Gentor BVI is a wholly owned subsidiary of the Company, the Company has formally approved an employment agreement (the “Ruxton Employment Agreement”) for Ruxton, the material terms of which are summarized as follows: Ruxton is to serve as the President and Chief Executive Officer of the Company until January 1, 2012, unless the Company terminates the employment for cause, or unless either Ruxton and/or the Company terminates the employment for convenience upon 90 days written notice.  As compensation for his services, Ruxton will earn 110,000 United Kingdom Pounds per year, paid in monthly installments in arrears. As the President and Chief Executive Officer of the Company, Ruxton is expected to provide the following services, among other customary duties, on a full time basis: (i) working with the Board of Directors to develop and implement an appropriate strategy for growing value for the Company; (ii) assisting in securing additional exploration blocks in the Oman; and (iii) developing, implementing and overseeing the exploration program at the Oman Project. In addition to customary benefits provided to similarly situated executives, the Company also agreed to provide Ruxton with 300,000 Non-Qualified Stock Options under the Company’s 2010 Performance and Equity Incentive Plan. A copy of the Ruxton Employment Agreement is filed herewith as Exhibit 10.14.

We have no agreements relating to compensation with Madilo, Dale and/or Kondrat for serving as executive officers of the Company.  We have in the past, and anticipate that we will in the future, compensate Madilo, Dale and/or Kondrat on a consulting basis in accordance with industry standard rates for the work provided to us.

Other than the amounts listed above, no other compensation (such as salary, bonus, stock awards, option awards, nonequity incentive plan compensation and/or nonqualified deferred compensation earnings) has been paid to the executive officers of the Company.

Outstanding Equity Awards at Fiscal Year-End.

The following information sets forth all of the outstanding options awards held by our executive officers as of the year ended December 31, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Peter Ruxton (1)	0	300,000	0	$0.75	08-30-2015

(1)

On August 30, 2010 (the “Grant Date”), and pursuant to the terms of the Gentor Resources 2010 Performance and Equity Incentive Plan (the “Plan”), the Company granted 300,000 non-qualified stock options to Peter Ruxton (“Ruxton”), the President and Chief Executive Officer of the Company.  The terms of the non-qualified stock options granted to Ruxton provide that: (i) the Ruxton is entitled to purchase 300,0000 shares of the $0.0001 par value common stock (“Common Stock”) of the Company at a exercise price of seventy five cent (US$0.75) per share of Common Stock at any time within five (5) years of the Grant Date and (ii) the non-qualified stock options granted to Ruxton vests at a rate of twenty five percent (25%) on each six (6) month anniversary of the Grant Date.  Therefore, since the first six (6) month anniversary of the Grant Date is March 1, 2011, as of December 31, 2010, none of the non-qualified stock options granted to Ruxton were exercisable. However, as of March 1, 2011, 181,250 of the non-qualified stock options granted to Ruxton have vested and can be exercised by Ruxton.

Other than the amounts listed above, as of the close of December 31, 2010, there were no outstanding equity award to any executive officer and/or director of the Company.

Director Compensation Table

The following Director Compensation Table sets forth all of the compensation awarded to, earned by or paid to our directors for all services rendered in all capacities to us for the year ended December 31, 2010:

Name of Director	Year	Other Compensation	Total
David Twist	2010	$0	$0
Simon Village	2010	$0	$0
Rudolph de Bruin	2010	$0	$0
Peter Ruxton (1)	2010	see Summary Compensation Table above	$417,594
Arnold T. Kondrat	2010	see Summary Compensation Table above	$0

(1)

Even though on August 31, 2010, and pursuant to the terms of the Gentor Resources 2010 Performance and Equity Incentive Plan (the “Plan”), the Company granted 300,000 non-qualified stock options to Peter Ruxton (“Ruxton”), the foregoing grant of the non-qualified stock options were not provided to Peter Ruxton for any services provided to the Company as a Director.

Narrative Disclosure to the Director Compensation Table:

We have no agreements relating to compensation with David Twist, Simon Village, Rudolph de Bruin, Peter Ruxton and/or Arnold T. Kondrat for serving as directors of the Company.   We anticipate that we might, in the future, compensate David Twist, Simon Village, Rudolph de Bruin, Peter Ruxton and/or Arnold T. Kondrat, on a consulting basis in accordance with industry standard rates for the work provided to us.

Other than the amounts listed above in this section, no other compensation (such as stock awards, option awards, nonequity incentive plan compensation and/or nonqualified deferred compensation earnings) has been paid to any of the directors of the Company.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of the date of this Report with respect to any person who is known to us to be the beneficial owner of more than 5% of our common stock, which is the only class of our outstanding voting securities and as to each class of our equity securities beneficially owned by our directors and officers and directors as a group:

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Approximate Percent of Class
Arnold T. Kondrat 1 First Canadian Place Suite 7070 Toronto, Ontario M5X 1E3 Canada	11,150,000	18.9%
Arabian Penisula Project Ltd Ground Floor, Block C1 Leslie Avenue East Fourways, South Africa	10,363,000	17.6%
Galena Special Situations Master Fund Limited 2 Portman Street Portman House, London	6,666,667	11.3%
Peter Ruxton (1)	0	0%
Donat Madilo	0	0%
David Twist	0	0%
Simon Village	0	0%
Rudolph de Bruin	0	0%
Kitt Dale	0	0%
Officers and Directors as a Group (7 persons)	11,150,000	18.9%

(1)

Peter Ruxton is a 50% equity partner of Tembo Capital, LLP, which is the beneficial owner of 2,701,000 shares of common stock of the Company.

The following table provides basic information regarding the Plan as of December 31, 2010:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	725,000 (1)(2)	$0.75	3,275,000
Total:	725,000	$0.75	3,275,000

(1)

On August 30, 2010 (the “Grant Date”), and pursuant to the terms of the Plan, the Company granted 725,000 non-qualified stock options (the “Non-Qualified Stock Options”) to various employees and consultants of the Company.  The terms of the Non-Qualified Stock Options so granted provide that: (i) the holder thereof is entitled to purchase one (1) share of the $0.0001 par value common stock of the Company (the “Common Stock”) at a purchase price of seventy five cent (US$0.75) per share of Common Stock at any time within five (5) years of the Grant Date and (ii) the Non-Qualified Stock Options granted to each such holder vests at a rate of twenty five percent (25%) on each six (6) month anniversary of the Grant Date.  Even though the Company granted the 725,000 Non-Qualified Stock Options on the Grant Date, no portion of the Non-Qualified Stock Options so granted have vested as of December 31, 2010.  However, as of March 1, 2011, 181,250 Non-Qualified Stock Options have vested and can be exercised by the holders thereof.

(2)

On February 28, 2011, the Board of Directors of the Company authorized and approved the Company to grant an additional 400,000 Non-Qualified Stock Options to various employees of the Company under the Plan.  Even though the foregoing 400,000 Non-Qualified Stock Options have been authorized and are ready to be granted to the various employees, as of the date of this Report, the additional 400,000 Non-Qualified Stock Options have not been officially granted to said employees.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 20010 or in any currently proposed transaction, in which the Company was a participant and the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two (2) completed fiscal years:

In connection with the Company’s acquisition of all of the issued and outstanding equity securities of APM Mining (now known as Gentor Resources Limited), the Company issued 2,666,668 shares of Common Stock of the Company (the “Finder Shares”) to Tembo Capital, LLP (“Tembo”) as a finder’s fee in connection with said transaction. Peter Ruxton, the President and Chief Executive Officer of the Company, and a Director of the Company, is a 50% equity partner in Tembo and therefore owns a beneficial interest in and to the Finder Shares which were issued by Gentor to Tembo pursuant to the Finder Agreement. However, it should be noted that Peter Ruxton became the President and Chief Executive Officer of the Company, and a Director of the Company, after the Company’s acquisition of APM Mining and after the issuance of the Finder Shares to Tembo.

With respect to the determination of the “independence” of our Directors, on the basis of information solicited from each director, the Board of Directors has determined that:

(i)

each of Simon Village, David Twist and Rudolph de Bruin has no material relationship with the Company and is independent within the meaning of Rule 5600 of the NASDAQ Listing Rules; and

(ii)

each of Peter Ruxton and Arnold Kondrat has a material relationship with the Company and is not independent within the meaning of Rule 5600 of the NASDAQ Listing Rules.

Item 14.

Principal Accountant Fees and Services.

As previously reported on the Form 8-K of the Company that was filed with the SEC on April 22, 2010, on April 19, 2010 (the “Date of Dismissal”), the Company dismissed BDO Canada LLP (“BDO Canada”) as its independent registered public accounting firm. The report of BDO Canada on the consolidated financial statements of the Company for the fiscal years ended December 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss BDO Canada as the Company’s independent registered public accounting firm was approved and ratified by the Board of Directors of the Company. During the Company’s fiscal years ended December 31, 2009 and 2008, and during the subsequent interim period from January 1, 2010 through the Dismissal Date: (i) there were no disagreements with BDO Canada on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Canada, would have caused BDO Canada to make reference to the subject matter of such disagreements in its reports on the Company’s consolidated financial statements for such years, and (ii) there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K. Furthermore, on the Date of Dismissal, the Board of Directors of the Company approved and ratified the engagement of Deloitte & Touche LLP (“Deloitte”) to serve as the Company’s independent registered chartered accountants for the fiscal year ending December 31, 2010.

The following table presents fees billed by BDO Canada and Deloitte, our principal accountants, for the audit of the consolidated financial statements of the Company and other professional services provided to the Company for the fiscal years ended December 31, 2009 and 2010.

	Aggregate Amounts Billed
Category of Fees:	2010	2009
Audit Fees (1)	$131,807	$69,117
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
Other Fees (4)	$0	$0

The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement. However, our board of directors believes that the provision of the services during the two years ended December 31, 2010 is compatible with maintaining the independence of BDO Canada, LLP and/or Deloitte.

(1) Aggregate fees billed for professional services rendered to the Company for audit of our consolidated financial statements by year (including estimated fees for the fiscal year 2010 audit for which we have not yet been billed), review of the financial statements included in our quarterly reports on Form 10-Q, and other services normally provided in connection with our statutory and regulatory filings or engagements.

(2) We did not pay nor incur any fees for audit-related services provided by our principal accountant.

(3) We did not pay nor incur and fees for tax services provided by our principal accountant.

(4) We did not pay nor incur any other fees for general or specific services provided by our principal accountant which is not disclosed above.

Item 15.

Exhibits

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (4)
3.02	Bylaws (2)
3.03	Amendment to Amended and Restated Articles of Incorporation (8)
4.01	Form of Specimen Stock Certificate for the Company=s Common Stock (2)
10.01	Amended and Restated Option Agreement (3)
10.02	Mineral Lease Agreement and Option to Purchase Regarding the Idaho Project (5)
10.03	Assignment Agreement (5)
10.04	Warranty Deed (5)
10.03	Securities Purchase Agreement (6)
10.04	Warrant Agreement (6)
10.05	Nunavut Assignment Agreement (7)
10.06	Stock Exchange Agreement Regarding the Acquisition of APM Mining (9)
10.07	Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (10)
10.08	Novation Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (10)
10.09	Amendment to the Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (10)
10.10	Earn-In Agreement With Respect to the Block 6 Copper Project in the Sultanate of Oman (10)
10.11	Gentor Resources 2010 Performance and Equity Incentive Plan (11)
10.12	Form of Non-Qualified Stock Option Agreement granted to Employees of the Company (12)
10.13	Form of Non-Qualified Stock Option Agreement granted to Consultants of the Company (12)
10.14	Employment Agreement For Peter Ruxton (1)
21.01	Subsidiaries (13)
23.01	Consent of BDO Canada LLP (1)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as the principal executive officer of the Company (1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as the principal financial officer of the Company (1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as principal executive officer of the Company (1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as principal financial officer of the Company (1)

(1)

Filed herewith.

(2)

Filed as part of the Registration Statement on Form SB-2

(3)

Filed as part of Amendment 2 to the Registration Statement on Form SB-2

(4)

Filed as part of the Form 8-K dated March 1, 2007 (filed March 6, 2007)

(5)

Filed as part of the Form 8-K dated July 23, 2007 (filed July 26, 2007)

(6)

Filed as part of the Form 8-K dated July 31, 2007 (filed August 3, 2007)

(7)

Filed as part of the Form 10Q-SB for the Quarter Ending September 30, 2007 (filed October 14,

2007)

(8)

Filed as part of the Form 8-K dated September 1, 2009 (filed September 2, 2009)

(9)

Filed as part of the Form 8-K dated February 23, 2010 (filed February 24, 2010)

(10)

Filed as part of the Form 10-Q for the Quarter Ending March 31, 2001 (filed May 17, 2011)

(11)

Filed as part of the Form 8-K dated July 23, 2010 (filed July 28, 2010)

(12)

Filed as part of the Form 8-K dated August 30, 2010 (filed September 3, 2010)

(13)

Filed as part of the Form 10-Q for the Quarter Ended September 30, 2010 (filed October 12, 2010)

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: March 31, 2011

/s/ Peter Ruxton

---------------------------------

By: Peter Ruxton, President and principal executive officer and director

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011

/s/ Peter Ruxton

---------------------------------

By: Peter Ruxton, President, principal executive officer and director

Date: March 31, 2011

/s/ Donat Madilo

---------------------------------

By: Donat Madilo, Treasurer and principal financial officer

Date: March 31, 2011

/s/Kitt M. Dale

---------------------------------

By: Kitt M. Dale, secretary

Date: March 31, 2011

/s/Arnold T. Kondrat

---------------------------------

By: Arnold T. Kondrat, executive vice president and director

Date: March 31, 2011

/s/ David Twist

---------------------------------

By: David Twist, director

Date: March 31, 2011

/s/Simon Village

---------------------------------

By: Simon Village, director

Date: March 31, 2011

/s/ Rudolph de Bruin

---------------------------------

By: Rudolph de Bruin, director