Form 10-Q
period 2011-03-31
GENTOR RESOURCES, INC.
filed 2011-05-16
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form ____________________ to ____________________.

Commission file number 333-130386

GENTOR RESOURCES, INC.

___________________________________________

(Exact Name of registrant as specified in its charter)

Florida

20-2679777

-------------------------------

      -------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the date this report, there were 59,368,340 shares of the registrant's $0.0001 par value Common Stock outstanding.

GENTOR RESOURCES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.

Interim Condensed Consolidated Financial Statements.

Item 2.

Management=s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Item 1A.

Risk Factors.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.

Defaults Upon Senior Securities..

Item 5.

Other Information.

Item 6.

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements

 As at and for the three months ended March 31, 2011

(a) Condensed Consolidated Balance Sheets

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

(unaudited)

ASSETS

As at	March 31, 2011	December 31, 2010

Current
Cash	$ 8,913,406	$ 5,331,916
Prepaids and advances (note 4)	103,250	46,809
	$ 9,016,656	$ 5,378,725

Mineral properties (note 6)	18,248,198	18,248,198
Capital assets (note 7)	413,151	376,297
Long term deposit (note 5)	10,000	10,000

Total assets	$ 27,688,005	$ 24,013,220

LIABILITIES

Current
Accounts payable	$ 524,295	$ 413,307
Accrued liabilities	87,470	50,062
Due to related parties (note 8)	211,784	211,351
Notes payable (note 9)	783,076	769,733
Loan payable – current portion (note 10)	36,912	36,729
	1,643,537	1,481,182

Loan payable – long term portion (note 10)	28,170	37,467

Total liabilities	$ 1,671,707	$ 1,518,649

SHAREHOLDER’S EQUITY

Authorized
100,000,000 Common Shares, $0.0001 par value
50,000,000 Preferred Shares, $0.0001 par value
Issued and outstanding
59,368,340 Common Shares (December 31, 2010 – 52,851,672)(note 12)	5,936	5,285
Additional paid-in capital	36,614,628	32,067,618
Deficit accumulated during the exploration stage	(10,604,266)	(9,578,332)
Total shareholders’ equity	26,016,298	22,494,571
Total liabilities and shareholder’s equity	$ 27,688,005	24,013,220

See accompanying summary of accounting policies and notes to the interim condensed consolidated financial statements

(b) Condensed Consolidated Statements of Operations

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US dollars)

(unaudited)

	For the three month period ended March 31, 2011	For the three month period ended March 31, 2010	Cumulative from inception on March 24, 2005 to March 31, 2011
Expenses

Field camps expenses	$ 27,921	$ 81,292	$ 524,464
Surveying	-	-	64,854
Geophysics	65,488	637,257	725,515
Geochemistry	3,236	-	187,244
Geology	96,357	500	688,418
Drilling	127,126	-	3,245,897
Environmental testing	-	-	28,210
Mineral properties	100,000	25,000	663,045
Consulting fees – related parties	-	-	12,400
Consulting fees - others	7,286	-	197,736
Management Fees	-	-	2,000
Professional fees	186,754	43,458	1,382,420
General and administrative expenses	368,908	165,858	2,432,419
Depreciation	42,913	31,510	415,480

	(1,025,989)	(984,875)	(10,570,102)
Interest income	55	87	2,609
(Loss) gain on sale of capital assets	-	(1,213)	6,507
Rental income	-	-	(50,000)
Loss on deposit	-	-	6,720
Net loss	$ (1,025,934)	$ (986,001)	$ (10,604,266)

Basic and diluted loss per common shares (note 12(e))	$ (0.02)	$ (0.04)

Weighted average number of basic and diluted common shares outstanding (note 12(e))	57,377,805	25,983,467

See accompanying summary of accounting policies and notes to the interim condensed consolidated financial statements

(c) Condensed Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(unaudited)

	For the three month period ended March 31, 2011	For the three month period ended March 31, 2010	Cumulative from inception on March 24, 2005 to March 31, 2011
CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net Cash used in operating activities
Net Loss	$ (1,025,934)	$ (986,001)	$ (10,604,266)
Depreciation	42,913	31,510	415,480
Loss (gain) on sale of capital asset	-	1,213	(6,507)
Accrued interest included in notes payable	13,343	18,267	108,457
Stock based compensation – employees	105,625	-	246,459
Stock based compensation – consultants	-	-	97,500
Loss on deposit	-	-	50,000
Shares issued for mineral properties	-	-	100,000
Shares issued for services	-	-	180,000
Change in non cash working capital balance
Accounts payable	110,988	543,921	443,163
Accrued liabilities	37,408	3,531	78,652
Prepaids and advances	(56,441)	445	(150,879)
	(772,098)	(387,114)	(9,041,941)

Financing Activities
Loan payable repayment	(9,114)	(8,933)	(80,416)
Notes payable	-	682,237	676,389
Due to related parties/advances	433	(120,663)	(319,370)
Common shares and warrants issued (net of issuance costs)	4,442,036	-	18,172,345
	4,433,355	552,641	18,448,948
Investing activities
Purchase of capital assets	(79,767)	(621)	(585,740)
Gentor Resources Limited acquisition (note 3)	-	255,889	255,889
Proceeds from disposal of capital assets	-	4,000	15,250
Purchase of a certificate of deposit	-	-	(10,000)
Mineral properties	-	-	(169,000)
	(79,767)	259,268	(493,601)
Net increase in cash	3,581,490	424,795	8,913,406
Cash, beginning of the period	5,331,916	17,547
Cash, end of the period	$ 8,913,406	$ 442,342	$ 8,913,406

Supplemental cash flow information (note 13)

See accompanying summary of accounting policies and notes to the interim condensed consolidated financial statements

(d) Condensed Consolidated Statements of Shareholders= Equity

GENTOR RESOURCES, INC.

(An exploration stage Company)

CONDENSED CONSOLIDATED STATEMENTS

OF SHAREHOLDERS= EQUITY

For the Three Month Period Ended March 31, 2011

(Stated in US dollars)

(unaudited)

	Common Shares	Common Shares Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Shareholders= Equity (deficit)

Shares issued on March 24, 2005 at $0.004 per share	12,500,000	$ 1,250	$ 48,750	$ -	$ 50,000
Net loss for the year	-	-	-	(97,637)	(97,637)
Balance at December 31, 2005	12,500,000	1,250	48,750	(97,637)	(47,637)
Shares issued on December 15, 2006 at $0.20 per share	5,000,000	500	999,500	-	1,000,000
Net loss for the year	-	-	-	(233,900)	(233,900)
Balance at December 31, 2006	17,500,000	$ 1,750	1,048,250	(331,537)	718,463
Shares issued on July 23, 2007 at $0.20 per share	500,000	$ 50	99,950	-	100,000
Shares issued on July 31, 2007 at $0.20 per share	1,000,000	100	199,900	-	200,000
Shares issued on November 20, 2007 at $0.25 per share	1,000,000	100	249,900	-	250,000
Shares issued on December 17, 2007 at $1.00 per share	2,500,000	250	2,374,750	-	2,375,000
Net loss for the year	-	-	-	(1,881,910)	(1,881,910)
Balance at December 31, 2007	22,500,000	$ 2,250	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	(3,189,473)	(3,189,473)
Balance at December 31, 2008	22,500,000	$ 2,250	$ 3,972,750	$ (5,402,920)	$ 1,427,920)
Net loss for the year	-	-	-	(564,947)	(564,947)
Balance at December 31, 2009	22,500,000	$ 2,250	$ 3,972,750	$ (5,967,867)	$ 1,992,867)
Shares issued on March 8, 2010 at $1.02 per share (notes 3 and 12)	13,063,000	1,306	13,322,954	-	13,324,260
Shares issued at $0.75 per share on April 28, 2010 (note 12)	2,600,000	260	4,679,740	-	4,680,000
Shares issued at $0.50 per share on April 29, 2010 (note 12)	4,000,000	400	1,164,512	-	1,164,912
Warrants issued on April 29, 2010 (note 12)	-	-	730,568	-	730,568
Shares issued at $0.75 per share on October 28, 2010 (note 12)	4,000,000	400	2,260,794	-	2,261,194
Warrants issued on October 28, 2010 (note 12)	-	-	738,806	-	738,806
Shares issued at $0.75 per share on October 29, 2010 (note 12)	333,334	33	183,844	-	183,877
Warrants issued on October 29, 2010 (note 12)	-	-	60,049	-	60,049
Shares issued at $0.75 per share on November 2, 2010 (note 12)	2,666,667	267	1,507,196	-	1,507,463
Warrants issued on November 2, 2010 (note 12)	-	-	492,537	-	492,537
Shares issued at $0.75 per share on November 18, 2010 (note 12)	26,000	3	14,695	-	14,698
Warrants issued on November 18, 2010 (note 12)	-	-	4,802	-	4,802
Shares issued at $0.75 per share on December 22, 2010 (note 12)	3,662,671	366	2,032,186	-	2,032,552
Warrants issued on December 22, 2010 (note 12)	-	-	663,851	-	663,851
Issuance of stock options on August 30, 2010 (note 12)	-	-	283,334	-	283,334
Net loss for the year	-	-	-	(3,610,465)	(3,610,465)
Balance at December 31, 2010	52,851,672	$ 5,285	$ 32,067,618	$ (9,578,332)	$ 22,494,571
Shares issued at $0.75 per shares on (note 12) on January 18, 2010	200,000	20	112,762	-	112,782
Warrants issued on January 18, 2010 (note 12)	-	-	37,218	-	37,218
Shares issued at $0.75 per shares on January 24, 2011 (note 12)	250,000	25	140,952	-	140,977
Warrants issued on January 24, 2011 (note 12)	-	-	46,523	-	46,523
Shares issued at $0.75 per shares on January 26, 2011 (note 12)	5,333,334	533	3,006,986	-	3,007,519
Warrants issued on January 26, 2011 (note 12)	-	-	992,481	-	992,481
Shares issued at $0.75 per shares on January 27, 2011 (note 12)	200,000	20	112,762	-	112,782
Warrants issued on January 27, 2011 (note 12)	-	-	37,218	-	37,218
Shares issued at $0.75 per shares on February 24, 2011 (note 12)	222,000	22	125,166	-	125,188
Warrants issued on February 24, 2011 (note 12)	-	-	41,312	-	41,312
Shares issued at $0.75 per shares on March 4, 2011 (note 12)	33,334	3	18,794	-	18,797
Warrants issued on March 4, 2011 (note 12)	-	-	6,203	-	6,203
Shares issued at $0.75 per shares on March 7, 2011 (note 12)	113,000	11	63,711	-	63,722
Warrants issued on March 7, 2011 (note 12)	-	-	21,028	-	21,028
Shares issued at $0.75 per shares on March 15, 2011 (note 12)	165,000	17	93,028	-	93,045
Warrants issued on March 15, 2011 (note 12)	-	-	30,705	-	30,705
Financing costs (note 12)	-	-	(445,464)	-	(445,464)
Stock based compensation expense (note 12)	-	-	105,625	-	105,625
Net loss for the period	-	-	-	(1,025,934)	(1,025,934)
	59,368,340	$ 5,936	$ 36,614,628	$ (10,604,266)	$ 26,016,298

See accompanying summary of accounting policies and notes to the interim condensed consolidated financial statements

(e) Notes to the Interim Condensed Consolidated Financial Statements

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  For the three months ended March 31, 2011, the Company has a loss from operations of $1,025,934 (three months ended March 31, 2010 - $986,001) and accumulated deficit of $10,604,266 (December 31, 2010 – $9,578,332), which raises substantial doubt on the Company’s ability to continue on a going concern basis.

The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements. The Company’s continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, exploring and developing the mining properties and the discovery, development and sale of ore reserves.

These interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of the Company for the three month periods ended March 31, 2011 and 2010 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), but is not required for interim reporting purposes, has not been presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

b)

BASIS OF CONSOLIDATION

The Company’s interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gentor Idaho and Gentor Resources Limited (formerly known as APM Mining Limited).  Gentor Idaho was incorporated on June 28, 2007 under the laws of the State of Idaho.  APM Mining Limited was incorporated on November 19, 2009 under the laws of the British Virgin Islands and changed its name from APM Mining Limited on April 30, 2010 following its acquisition by the Company on March 8, 2010 (see note 3). Intercompany balances and transaction have been eliminated in preparing the accompanying interim condensed consolidated financial statements.

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

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded as follows:

Vehicle

- Straight line over a range of two to four years

Mining equipment

- Straight line over four years

Office equipment

- Straight line over four years

Furniture and fixtures

-  20% declining balance basis

Building

-  Straight line over five years

e)

ASSET IMPAIRMENT

The Company monitors events and changes in circumstances which may require an assessment of the recoverability of its long lived assets.  If required, the Company would assess recoverability using estimated undiscounted future operating cash flows of the related asset or asset grouping. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  If the carrying amount of an asset is not recoverable, an impairment loss is recognized in operations, measured by comparing the carrying amount of the asset to its fair value.  No impairment losses were warranted or recorded for the three months ended March 31, 2011, and 2010.  Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

f)

ASSET RETIREMENT OBLIGATIONS

The fair value of the liability of an asset retirement obligation is recorded when it is incurred and the corresponding increase to the asset is depreciated over the estimated life of the asset. The liability is periodically adjusted to reflect changes in the estimates present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the asset retirement obligation.  The Company has no asset retirement obligations recorded on its balance sheets as at March 31, 2011 and December 31, 2010.

g)

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

h)

CASH

Cash consists of bank balances. The Company maintains cash in bank deposit accounts that at times, may exceed US and Canadian federally insured limits.  The Company has not experienced any losses in such accounts.

i)

FOREIGN EXCHANGE

The Company’s functional and reporting currency is United States dollars. The functional currency of the foreign operations is in United States dollars and amounts are translated as follows: monetary assets and liabilities are translated at the spot rates of exchange in effect at the end of the period; non-monetary items are translated at historical exchange rates in effect on the dates of the transactions. Revenues and expense items are translated at average rates of exchange in effect during the period, except for depreciation which is translated at its corresponding historical rate. Realized and unrealized exchange gains and losses are included in the condensed consolidated statements of operations.

j)

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

k)

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

l)

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

Accounting Standards Codification 740, “Income Taxes” requires that the Company recognize the impact of a tax position in our financial statement if the position is more likely than not of being sustained upon examination and on the technical merits of the position. At March 31, 2011, the Company has no material unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

m)

LOSS PER SHARE

Basic loss per share calculations are based on the weighted average number of common shares issued and outstanding during the period.  Diluted earnings per share is calculated using the treasury method.  The treasury method assumes that outstanding stock options and share purchase warrants with an average exercise price below market price of the underlying shares are exercised and the assumed proceeds are used to repurchase common shares of the Company at the average market price of the common shares for the period.  As the Company is incurring losses, basic and diluted loss per share are the same since including the exercise of outstanding stock options and share purchase warrants in the diluted loss per share calculation would be anti-dilutive.

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

The purchase price for this acquisition was $13,395,583, which included 10,362,000 of the Company’s common shares at a price of $1.02 per share and direct costs of $2,826,343.   As part of the transaction costs, the Company issued 2,701,000 shares at a price of $1.02 per share to a related party in exchange for capital raising services.  Included in direct costs are $71,323 of costs that are part of accounts payable and accrued liabilities. The price of $1.02 per share was based on the market price of the shares on March 8, 2010, being the date the Company and Gentor Resources Limited closed the agreement.

The acquisition was accounted for as a purchase of assets. The total consideration and transaction costs have been allocated to the net assets acquired and liabilities assumed as follows:

Issuance of 10,362,000 common shares	$ 10,569,240
Transaction costs (including issuance of 2,701,000 common shares)	2,826,343
Purchase Price	$ 13,395,583

Net assets acquired and liabilities assumed:
Cash	$ 255,889
Prepaids and deposits	2,371
Capital assets	108,921
Mineral properties	13,748,198
Accounts payable and accrued liabilities	(190,415)
Due to related parties	(529,381)
Net assets acquired	$13,395,583

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

4.

PREPAIDS AND ADVANCES

The prepaids and advances include prepaid rent and insurance and employee advances as at March 31, 2011.  As at December 31, 2010, prepaids and advances included only prepaid rent and insurance.

5.

LONG TERM DEPOSIT

The long term deposit is a $10,000 certificate of deposit issued on March 11, 2010 and assigned to the United States Department of the Interiors, Bureau of Land Management, as a reclamation bond for the installation of a bridge crossing the Patterson creek at the Company’s Idaho project.  The certificate of deposit rolled automatically on March 11, 2011.

This certificate of deposit bears an interest rate of 1.75% per annum and matures on March 11, 2012.  It will automatically roll over to maintain the bond in good standing.

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

The entire balance of $18,248,198 recorded in mineral properties in the balance sheet as of March 31, 2011 (December 31, 2010 - $18,248,198) is attributable to the Oman Project.

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

7.

CAPITAL ASSETS

March 31, 2011

	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicle	$ 168,328	$ 31,650	$ 136,678
Mining equipment	194,321	90,224	104,097
Office equipment	56,032	29,359	26,673
Furniture and Fixtures	10,377	2,350	8,027
Building	358,241	220,565	137,676
	$ 787,299	$ 374,148	$ 413,151

December 31, 2010
	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicle	$ 108,921	$ 22,691	$ 86,230
Mining equipment	189,505	78,079	111,426
Office equipment	40,488	25,752	14,736
Furniture and Fixtures	10,377	2,060	8,317
Building	358,241	202,653	155,588
	$ 707,532	$ 331,235	$ 376,297

8.

RELATED PARTY TRANSACTIONS

As of March 31, 2011 a balance of $194,969 advanced to the Company from a former director and officer of the Company was outstanding (December 31, 2010 - $194,969).  This advance was unsecured, non-interest bearing and re-payable upon demand.

In June 2009, an amount of $79,675 was advanced by two directors of the Company and used to repay accounts payable owed by the Company.  As of March 31, 2011, $4,686 is still owing (December 31, 2010 - $4,686).  These advances are unsecured, non-interest bearing and re-payable upon demand.

As of March 31, 2011, an amount of $12,129 (December 31, 2010 - $9,923) was due to a corporation of which, a director of the Company is a partner.  During the three months ended March 31, 2011, the Company incurred expenses of $14,977 (three months ended March 31, 2010 - $10,646).

As of March 31, 2011, no interest was owed to two directors of the Company (December 31, 2010 - $1,772) relating to the $193,771 previously advanced to the Company for working capital purposes during the first quarter of 2010.  The principal amount of this advance was repaid during the fourth quarter of 2010.

All transactions are in the normal course of operations and are measured at the exchange value.

9.

NOTE PAYABLE

As of March 31, 2011, the Company has an outstanding promissory note of $783,076, (December 31, 2010 - $769,733) which includes $67,454 (December 31, 2010 - $54,111) of accrued interest. This note bears interest at a rate of 8% per annum, is unsecured and is due on demand.

10.

LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principle and interest payments of $3,156.  The current portion, which is payable within 1 year, is $ 36,186 As of March 31, 2011, the loan payable repayments for each of the following periods are as follows:

	2011	2012	Total
Loan payment	$27,615	$37,467	$65,082

The estimated fair value of the loan is $62,626 as at March 31, 2011 (December 31, 2010 - $71,028) and it is calculated using the borrowing rates currently charged by financial institutions or loans with similar terms and maturities.

11.

REPORTABLE SEGMENTS

The Company operates in one business segment: the exploration, mine development and extraction of precious metals in two geographic areas, the Sultanate of Oman and the United States.

As at	March 31, 2011	December 31, 2010

Oman – mineral properties	$ 18,248,198	$ 18,248,198
Oman – capital assets	196,158	140,390
United States – capital assets	216,993	235,907
	$ 18,661,349	$ 18,624,495

12.

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

b)

Issued Share Capital

From January 18, 2011 to March 15, 2011, as part of a private placement the Company sold 6,516,668 units at a price of $0.75 per unit for gross proceeds of $4,887,500.  Each unit consists of one share of common stock of the Company and one warrant (“Warrant”) which entitles the holder thereof to purchase one additional common share (see note 12(d)).  Each Warrant is exercisable for a period of 12 months from the date of issuance at an exercise price of $0.90 per share.

As of March 31, 2011, the Company had outstanding 59,368,340 (December 31, 2010 – 52,851,672) common shares and no preferred shares.

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

On August 30, 2010 (the “Grant Date”), the Company announced that 725,000 non-qualified stock options were issued to various employees and consultants and 3,275,000 stock options are available for issuance under the Company’s Stock Option Plan.  The holder is entitled to purchase one share of the $0.0001 par value common stock of the Company at a purchase price of $0.75 per share within 5 years.  The options vest at a rate of 25% on each six month anniversary of the Grant Date.  As at March 31, 2011, the Company had 725,000 stock options outstanding to acquire common shares at a price of $0.75 which expire on August 30, 2015. The remaining contractual life of outstanding options is 4.42 years.  The fair value of the options granted is $1.30 per share. All of the stock options granted are expected to vest.   As of March 31, 2011, the forfeiture estimate of the outstanding options is 0%.  The number of stock options forfeited, cancelled, expired and exercised was nil.  There were 181,250 stock options exercisable as at March 31, 2011.

During the three months ended March 31, 2011, the Company recognized in the statement of operations as an expense $105,625 (three months ended March 31, 2010 - $nil). This amount was credited accordingly to additional paid-in capital in the balance sheet (see note 13).

The Black-Scholes option-pricing model was used to estimate values of all stock options granted in 2010 based on the following assumptions:

(i) risk-free interest rate: 1.39% which is based on the 5 Year US Treasury Bond Rate

(ii) expected volatility: 69.20% which is based on the Company’s historical stock price

(iii) expected life: 5 years

(iv) expected dividends: $Nil

d)

Warrants

As at March 31, 2011, the Company had outstanding and exercisable common stock purchase warrants (“Warrants”) of 21,205,340 (December 31, 2010 – 14,688,672) entitling the holder to purchase one common share of the Company:

Date of Issue	Number of Warrants Issued	Exercise Price	Exercise Period (months)	Remaining Contractual Life (months)
April 29, 2010	4,000,000	$0.75	24	13
October 28, 2010	4,000,000	$0.90	12	7
October 29, 2010	333,334	$0.90	12	7
November 2, 2010	2,666,667	$0.90	12	8
November 18, 2010	26,000	$0.90	12	8
December 22, 2010	3,662,671	$0.90	12	9
January 18, 2011	200,000	$0.90	12	10
January 24, 2011	250,000	$0.90	12	10
January 26, 2011	5,333,334	$0.90	12	10
January 27, 2011	200,000	$0.90	12	10
February 24, 2011	222,000	$0.90	12	11
March 4, 2011	33,334	$0.90	12	11
March 7, 2011	113,000	$0.90	12	11
March 15, 2011	165,000	$0.90	12	11

	21,205,340

As of March 31, 2011, the weighted average price of the Warrants was $0.48 (December 31, 2010 - $0.55).  The number of Warrants that were cancelled, expired and exercised during the three months ended March 31, 2011 was nil (year ended December 31, 2010 – nil).

The Black-Scholes option-pricing model was used to estimate values of the Warrants granted based on the following assumptions:

(i)

risk-free interest rate: 0.23% - 0.28% which is based on the US Treasury bond rate in effect at   the time of grant for bonds with maturity dates at the estimated term of the Warrants

(December 31, 2010; 0.22% -1.01%)

(ii)

expected volatility: 73.66% - 73.67% which is based on the Company’s historical stock price

(December 31, 2010; 60.14% - 73.66%)

(iii)

expected life: 1 year (December 31, 2010; 1 - 2 years)

(iv)

expected dividends: $Nil

e)

Loss Per Share

Loss per share was calculated on the basis of the weighted average number of common shares outstanding for the three months ended March 31, 2011, amounting to 57,355,805 common shares (three months ended March 31, 2010 – 25,983,467).

Diluted loss per share was calculated using the treasury stock method. As at March 31, 2011, 21,930,340 (March 31, 2010 – nil) common shares related to stock options and warrants were anti-dilutive. There were no anti-dilutive effects in the three months ended March 31, 2010 due to the absence of stock options and warrants.

13.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three months ended	March 31, 2011	March 31, 2010
Non-cash transactions:
Stock based compensation (note 12(c))	$ 105,625	$ -
Acquisition of Gentor Resources Limited (note 3)	-	10,569,240

Cash paid during the period for:
Interest	-	-
Income Taxes	-	-

14.

INCOME TAXES

For income tax purposes the Company had $1,025,000 of net operating losses for the three month period ended March 31, 2011, which can be used to offset future taxable income. During the year ended December 31, 2010, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the cumulative loss carryforward has been fully reserved. The net operating loss carryforward is $8,081,000 at March 31, 2011. No income tax benefit has been recorded in the accompanying interim condensed consolidated financial statements since the recoverability of such assets is more likely than not to be realized through known future revenue sources.

15.

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

The following table indicates the impact of foreign currency risk on net working capital as at March 31, 2011. The table below also provides a sensitivity analysis of a 10 percent strengthening of the US dollar against the Omani rial and Canadian dollar as identified which would have increased (decreased) the Company’s net loss by the amounts shown in the table below. A 10 percent weakening of the US dollar against the Omani rial and Canadian dollar would have had the equal but opposite effect as at March 31, 2011.

	Omani Rial	Canadian Dollar

Cash	$ 57,036	$ 49,286
Prepaids and advances	36,161	-
Accounts payable	(78,451)	(62,506)
Accrued liabilities	(4,604)	(12,000)
Total foreign currency working capital	10,142	(25,220)
US$ exchange rate at March 31, 2011	2.58779	1.0314
Total foreign currency net working capital in US$	$ 26,245	$ (26,012)
Impact of a 10% strengthening of the US$ on net loss	$ 2,625	$ (2,601)

Item 2.   Management=s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management=s review of the factors that affected our financial performance for the three (3) months ended March 31, 2011. This discussion is intended to further the reader=s understanding of the interim consolidated financial condition and results of operations of our Company.  This discussion should be read in conjunction with the interim consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

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

The foregoing list is not exhaustive of the factors that may affect our forward looking statements and new risk factors may emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those set forth above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, our actual results could differ materially from those expressed in these forward-looking statements, and any events anticipated in the forward-looking statements may not actually occur. Except as required by law, we undertake no duty to update any forward-looking statements after the date of this report to conform those statements to actual results or to reflect the occurrence of unanticipated events. Furthermore, any discussion of our financial condition and results of operations should be read in conjunction with the interim consolidated financial statements and the notes thereto included elsewhere in this Report.

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

As of the date of this Report, we maintain the rights to and are currently engaged in the exploration of mineral properties in (i) the state of Idaho (the AIdaho Project@) and (ii) the Sultanate of Oman (the “Oman Project”). The Idaho Project is a molybdenum-tungsten project located in east central Idaho and the Oman Project is a copper and gold project located in the Batinah Coastal Region of the Sultanate of Oman. The Idaho Project and the Oman Project (each a “Project” and collectively, the “Projects”) are without known reserves and all of our exploration activities with respect to each Project to date have been exploratory in nature. Moreover, there is no assurance that a “commercially viable” mineral deposit (that is, that the potential quantity of a mineral deposit and its market value would, after consideration of the costs and expenses that would be required to explore, develop and/or extract any such mineral deposit (if any), would justify a decision to do so) exists at either Project and further exploration activities beyond the scope of our current exploration activities, such as comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on either Project. If our exploration activities result in an indication that either of the Projects contains potentially commercial viable quantities of minerals, then we intend to attempt to complete such feasibility studies on our Projects to assess whether commercial exploitation of either Project would be commercially feasible. There is no assurance that commercial exploitation of either Project would be commercially feasible even if our initial exploration programs show evidence of significant mineralization. Furthermore, we currently do not have sufficient financing to undertake and complete advanced exploration activities at both of our Project and there is no assurance that we will be able to obtain the necessary financing to do so. As such, we intend to raise additional capital and/or seek a joint venture partner to finance the further advanced exploration of the Projects.

From December 31, 2008 to the date of this Report, the Company has not undertaken any substantive exploration activities at the Idaho Project.  As of the date of this Report, we intend to devote substantially all of our available resources to the exploration activities at the Oman Project, which we believe, is our most promising project. While the near-term outlook for copper prices and demand is uncertain, we believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines, the absence of significant new development projects and increased demand from Asia.

Results of Operations

Since our inception on March 24, 2005, we have been classified as an Aexploration stage company@ (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three months ended March 31, 2011 was $1,025,934 as compared to a net loss of $986,001 for the three months ended March 31, 2010.  The foregoing increase of $39,933 in net losses is attributable primarily to our increased drilling and geology costs (even though our costs related to geophysics decreased) and our general administrative activities, which included costs for items such as stock based compensation, salaries and professional fees.

During the three months ended March 31, 2011, we spent approximately $605,524 in connection with the Oman Project and $104,127 in connection with the Idaho Project. Such expenditures are consistent with our current intention to concentrate substantially all of our available resources towards the exploration of the Oman Project. We also incurred corporate and administrative costs of $273,370 compared with $212,316 for the same period in 2010, which is consistent with our increased activity levels at the Oman Project. These costs include salaries, general office expenses, general legal expenses, and accounting and compliance costs.

Depreciation costs for the three months ended March 31, 2011 were $42,913, compared to $31,510 of depreciation costs for the same period in 2010.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake a full exploration of either Project and there is no assurance that we will be able to obtain the necessary financing to do so.

Our net cash balance at March 31, 2011 was $8,913,406, compared to $5,331,916 as at December 31, 2010. This increase in our net cash balance was due to $4,433,355 in financing activities which was primarily the result of the issuance of common shares and warrants. However, the proceeds from our financing activities was offset by: (i)  $772,098 of operating activities, which consisted of exploration activities, general corporate costs and administrative costs and (ii) $79,767 of investing activities resulting from the acquisition of various capital assets.

Total assets at March 31, 2011 were $27,688,005 compared to $24,013,220 as at December 31, 2010. The change in these balances reflects the acquisition of capital assets since December 31, 2010 as well as the increase in cash balance described above.

Current liabilities at March 31, 2011 were $1,643,537 compared to $1,481,182 as at December 31, 2010. This increase in our current liabilities is the result of additional accounts payable and accrued liabilities incurred during the first quarter of 2011.

As of the date of this Report, the Company believes that it has sufficient cash to meet its liabilities and fund its proposed operating budget for fiscal 2011.  However, the Company believes that it will need to raise additional financing to continue its operating and exploration activities beyond 2011. If we are unable to raise sufficient capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Oman Project and/or the Idaho Project.  There is no assurance that we will be able to obtain the necessary financing for the Oman Project and/or the Idaho Project on customary terms, or at all.

Plan of Operation

We believe that we will require approximately $1,295,414 to meet our minimum capital requirements of the next twelve months for the following estimated expenses: (i) $200,000 to maintain our rights to the Idaho Project, (ii) $95,414 to maintain our rights to the Oman Project and (iii) $1,000,000 for general and administrative expenses, which includes legal fees and audit fees. Since our cash balance at March 31, 2011 was $8, 913,406, we believe that we have enough cash to satisfy our minimum cash requirements for the next twelve months.

In addition to our minimum capital requirements for the next nine months, and considering that we intend to devote substantially all of our available resources to the Oman Project, based on the information available to us we believe that we will also require approximately $4,923,237 to undertake our contemplated exploration activities at the Oman Project and (ii) approximately $1,650,000 to discharge and/or reduce our current liabilities. When we consider the foregoing expenses in addition to our minimum capital requirements, we believe that we have enough cash to satisfy our plan of operation for the next twelve months.

Going Concern

Due to our recurring net losses and negative cash flows from operations, the Form 10-K of the Company for the year ending December 31, 2010 included references to the Company’s ability to continue as a going concern. Our independent auditors had included an explanatory paragraph in their 2010 audit report concerning these matters which raise substantial doubt about the Company=s ability to continue as a going concern. Those financial statements did not include any adjustments that might be necessary if we were unable to continue as a going concern. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Oman Project.  There is no assurance that we will be able to obtain the necessary financing for the Oman Project on customary terms, or at all.

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

Changes in Accounting Policies

We did not change our accounting policies during the three months ended March 31, 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures” as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report (the “Evaluation Date”). The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the United States Securities & Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Controls. During the quarter ended March 31, 2011, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Since the Company is a Asmaller reporting company@ as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported in the Company’s Form 8-K filed on February 10, 2011, for the period from January 13, 2011 through January 28, 2011, the Company sold 5,983,334 Units (as defined herein) to various non-U.S. Persons (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)(each a “Purchaser”) for aggregate consideration of US$4,487,501. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of ninety cents (US$0.90) per share of Common Stock at any time within twelve (12) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  Each Purchaser, who is an accredited investor (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), made an informed investment decision based upon negotiation with the Company. The Company believes that each Purchaser has the knowledge and experience in financial matters such that such Purchaser is capable of evaluating the merits and risks of acquisition of the Units. All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act.

As previously reported in the Company’s Form 10-K filed on March 31, 2011:

(i)

For the period from January 20, 2011 through March 2, 2011, the Company sold 500,000 Units (as defined herein) to various non-U.S. Persons (as such term is defined in Rule 902 of Regulation S of the Securities Act of 1933)(each a “Purchaser”) for aggregate consideration of US$375,000. Each Unit (each a “Unit”) consists of one (1) share of the $.0001 par value common stock of the Company (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of the Warrant provide that the holder thereof is entitled to purchase one share (1) share of Common Stock at a purchase price of ninety cents (US$0.90) per share of Common Stock at any time within twelve (12) months subsequent to the date of the issuance of the Warrant. Neither the Common Stock, the Warrants or the Common Stock underlying the Warrants that comprise the Units nor the sale thereof have be registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “Restricted Securities” as such term is defined by Rule 144 under the Securities Act. The Company claims exemption from the registration provisions of the Securities Act with respect to the Units so issued pursuant to Section 4(2) of the Securities Act (as no public offering was involved) and/or Regulation S under the Securities Act.  Each Purchaser, who is an accredited investor (as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act), made an informed investment decision based upon negotiation with the Company. The Company believes that each Purchaser has the knowledge and experience in financial matters such that such Purchaser is capable of evaluating the merits and risks of acquisition of the Units. All certificates representing the Common Stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such same, except in accordance with the Securities Act; and

(ii)

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

As previously reported in the Company’s Form 8-K filed on April 20, 2011, the Company issued a press release to report that the Company had made application to list its common shares on the TSX Venture Exchange.  No assurance can be given that such application will be accepted by the TSX Venture Exchange.

Item 6.   Exhibits.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (2)
3.02	Amendment to Amended and Restated Articles of Incorporation (3)
3.03	Bylaws (4)
10.01	Mineral Lease Agreement and Option to Purchase Regarding the Idaho Project (5)
10.02	Assignment Agreement Regarding the Idaho Project (5)
10.03	Stock Exchange Agreement Regarding the Acquisition of APM Mining Limited (6)
10.03	Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.04	Novation Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.05	Amendment to the Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.6	Earn-In Agreement With Respect to the Block 6 Copper Project in the Sultanate of Oman (7)
10.7	Gentor Resources 2010 Performance and Equity Incentive Plan (8)
10.8	Form of Non-Qualified Stock Option Agreement granted to Employees of the Company (9)
10.9	Form of Non-Qualified Stock Option Agreement granted to Consultants of the Company (9)
10.10	Employment Agreement For Peter Ruxton (10)
21.01	Subsidiaries (1)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as the principal executive officer of the Company (1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as the principal financial officer of the Company (1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as principal executive officer of the Company (1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as principal financial officer of the Company (1)

(1)

Filed herewith.

(2)

Filed as part of the Form 8-K dated March 1, 2007 (filed March 6, 2007)

(3)

Filed as part of the Form 8-K dated September 1, 2009 (filed September 2, 2009)

(4)

Filed as part of the Registration Statement on Form SB-2 (filed December 16, 2005)

(5)

Filed as part of the Form 8-K dated July 23, 2007 (filed July 26, 2007)

(6)

Filed as part of the Form 8-K dated February 23, 2010 (filed February 24, 2010)

(7)

Filed as part of the Form 10-Q for the Quarter Ending March 31, 2001 (filed May 17, 2011)

(8)

Filed as part of the Form 8-K dated July 23, 2010 (filed July 28, 2010)

(9)

Filed as part of the Form 8-K dated August 30, 2010 (filed September 3, 2010)

(10)

Filed as part of the Form 10-K for the Fiscal Year Ending December 31, 2010 (filed March 31, 2011)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: May 13, 2011

/s/ Peter Ruxton

____________________

By: Peter Ruxton, President and principal executive officer

Date: May 13, 2011

/s/ Donat Madilo

______________________

By: Donat Madilo, principal financial officer