Form 10-Q
period 2011-06-30
GENTOR RESOURCES, INC.
filed 2011-08-15
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

GENTOR RESOURCES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.

Interim Condensed Consolidated Financial Statements as at and for the Three and Six

    Months Ended June 30, 2011

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

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

(a) Condensed Consolidated Balance Sheets

GENTOR RESOURCES, INC. (an Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS (Stated in US dollars) (unaudited)
Statement of Financial Position
ASSETS

As at	06/30/2011	12/31/2010

Current
Cash	$ 7,537,245	$ 5,331,916
Prepaids and advances (note 4)	144,072	46,809
Total current assets	$ 7,681,317	$ 5,378,725

Long term deposit (note 5)	10,000	10,000
Capital assets (note 7)	385,425	376,297
Mineral properties (note 6)	18,248,198	18,248,198

Total assets	$ 26,324,940	$ 24,013,220

LIABILITIES

Current
Accounts payable	$ 293,684	$ 413,307
Accrued liabilities	26,519	50,062
Due to related parties (note 8)	205,113	211,351
Note payable (note 9)	796,566	769,733
Loan payable – current portion (note 10)	37,096	36,729
Total current liabilities	1,358,978	1,481,182

Loan payable – long term portion (note 10)	18,827	37,467

Total liabilities	$ 1,377,805	$ 1,518,649

SHAREHOLDER’S EQUITY

Authorized
100,000,000 Common Shares, $0.0001 par value
50,000,000 Preferred Shares, $0.0001 par value
Issued and outstanding
59,368,340 Common Shares (December 31, 2010 – 52,851,672)(note 12)	5,936	5,285
Additional paid-in capital	36,752,553	32,067,618
Deficit accumulated during the exploration stage	(11,811,354)	(9,578,332)
Total shareholders’ equity	24,947,135	22,494,571
Total liabilities and shareholder’s equity	$ 26,324,940	24,013,220

See accompanying summary of accounting policies and notes to the interim condensed consolidated financial statements

(b) Condensed Consolidated Statements of Operations

GENTOR RESOURCES, INC. (an Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Stated in US dollars) (unaudited)
	For the three month period ended 06/30/2011	For the three month period ended 06/30/2010	For the six month period ended 06/30/2011	For the six month period ended 06/30/2010	Cumulative from inception on 03/24/2005 to 06/30/2011
Expenses

Field camps expenses	$ 34,842	$ 4,313	$ 62,763	$ 85,605	$ 559,306
Surveying	-	-	-	-	64,854
Geophysics	38,210	15,132	103,698	652,389	763,725
Geochemistry	23,660	-	26,896	-	210,904
Geology	171,985	563	268,342	1,063	860,403
Drilling	274,738	649	401,864	649	3,520,635
Environmental testing	-	326	-	326	28,210
Mineral properties	-	25,000	100,000	50,000	663,045
Consulting fees – related parties	-	-	-	-	12,400
Consulting fees – others	11,784	-	19,070	-	209,520
Management fees	-	-	-	-	2,000
Professional fees	146,304	119,363	333,058	162,821	1,528,724
General and administrative expenses	460,038	437,464	828,946	603,322	2,892,457
Depreciation	45,592	37,567	88,505	69,077	461,072
Net Operating Loss	(1,207,153)	(640,377)	(2,233,142)	(1,625,252)	(11,777,255)
Interest income	65	-	120	87	2,674
(Loss) gain on sale of capital assets	-	-	-	(1,213)	6,507
Rental income	-	-	-	-	6,720
Loss on deposit	-	-	-	-	(50,000)
Net loss	$ (1,207,088)	$ (640,377)	$ (2,233,022)	$ (1,626,378)	$ (11,811,354)

Basic and diluted loss per common share (note 12(e))	$ (0.02)	$ (0.02)	$(0.04)	$ (0.05)

Weighted average number of basic and diluted common shares outstanding (note 12(e))	58,368,340	40,088,275	58,039,630	33,074,834

See accompanying summary of accounting policies and notes to the interim condensed consolidated financial statements

(c) Condensed Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC. (an Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US dollars) (unaudited)
	For the six month period ended 06/30/2011	For the six month period ended 06/30/2010	Cumulative from inception on 03/24/2005 to 06/30/2011
CASH PROVIDED BY (APPLIED TO):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net Loss	$ (2,233,022)	$ (1,626,378)	$ (11,811,354)
Depreciation	88,505	69,077	461,072
Loss (gain) on sale of capital asset	-	1,213	(6,507)
Accrued interest included in notes payable	26,833	49,262	121,948
Stock based compensation – employees	243,550	-	384,384
Stock based compensation – consultants	-	-	97,500
Loss on deposit	-	-	50,000
Shares issued for mineral properties	-	-	100,000
Shares issued for services	-	180,000	180,000
Change in non cash working capital balance
Accounts payable	(144,551)	(274,434)	212,552
Accrued liabilities	(23,543)	-	17,701
Prepaids and advances	(97,263)	330	(191,701)
Cash used in operating activities	(2,139,491)	(1,600,930)	(10,384,405)
Financing Activities
Loan payable repayment	(18,273)	(17,913)	(89,576)
Notes payable	-	767,237	676,389
Due to related parties/advances	(6,238)	(326,704)	(326,041)
Common shares and warrants issued (net of issuance costs)	4,442,036	1,895,480	18,172,345
Cash provided from financing activities	4,417,525	2,318,100	18,433,117
Investing activities
Purchase of capital assets	(72,705)	(30,272)	(603,606)
Gentor Resources Limited acquisition (note 3)	-	255,889	255,889
Proceeds from disposal of capital assets	-	4,000	15,250
Purchase of a certificate of deposit	-	-	(10,000)
Mineral properties	-	-	(169,000)
Cash used in investing activities	(72,705)	229,617	(511,467)
Net increase in cash	2,205,329	946,787	7,537,245
Cash, beginning of the period	5,331,916	17,547
Cash, end of the period	$ 7,537,245	$ 964,334	$ 7,537,245

Supplemental cash flow information (note 13)

See accompanying summary of accounting policies and notes to the interim condensed consolidated financial statements

(d) Condensed Consolidated Statements of Shareholders= Equity

GENTOR RESOURCES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY For the Six Month Period Ended June 30, 2011 (Stated in US dollars) (unaudited)
	Common Shares	Common Shares Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Shareholders= Equity (deficiency)
Shares issued on 03/24/2005 at $0.0004 per share	12,500,000	$ 1,250	$ 48,750	$ -	$ 50,000
Net loss for the year	-	-	-	(97,637)	(97,637)
Balance at 12/31/2005	12,500,000	1,250	48,750	(97,637)	(47,637)
Shares issued on 12/15/2006 at $0.20 per share	5,000,000	500	999,500	-	1,000,000
Net loss for the year	-	-	-	(233,900)	(233,900)
Balance at 12/31/2006	17,500,000	$ 1,750	1,048,250	(331,537)	718,463
Shares issued on 7/23/2007 at $0.20 per share	500,000	$ 50	99,950	-	100,000
Shares issued on 07/31/2007 at $0.20 per share	1,000,000	100	199,900	-	200,000
Shares issued on 11/20/2007 at $0.25 per share	1,000,000	100	249,900	-	250,000
Shares issued on 12/17/2007 at $1.00 per share	2,500,000	250	2,374,750	-	2,375,000
Net loss for the year	-	-	-	(1,881,910)	(1,881,910)
Balance at 12/31/2007	22,500,000	$ 2,250	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	(3,189,473)	(3,189,473)
Balance at 12/31/2008	22,500,000	$ 2,250	$ 3,972,750	$ (5,402,920)	$ (1,427,920)
Net loss for the year	-	-	-	(564,947)	(564,947)
Balance at 12/31/2009	22,500,000	$ 2,250	$ 3,972,750	$ (5,967,867)	$ (1,992,867)
Shares issued on 03/08/2010 at $1.02 per share (notes 3 and 12)	13,063,000	1,306	13,322,954	-	13,324,260
Shares issued at $0.75 per share on 04/28/2010 (note 12)	2,600,000	260	4,679,740	-	4,680,000
Shares issued at $0.50 per share on 04/29/2010 (note 12)	4,000,000	400	1,164,512	-	1,164,912
Warrants issued on 04/29/2010 (note 12)	-	-	730,568	-	730,568
Shares issued at $0.75 per share on 10/28/2010 (note 12)	4,000,000	400	2,260,794	-	2,261,194
Warrants issued on 10/28/2010 (note 12)	-	-	738,806	-	738,806
Shares issued at $0.75 per share on 10/29/2010 (note 12)	333,334	33	183,844	-	183,877
Warrants issued on 10/29/2010 (note 12)	-	-	60,049	-	60,049
Shares issued at $0.75 per share on 11/02/2010 (note 12)	2,666,667	267	1,507,196	-	1,507,463
Warrants issued on 11/02/2010 (note 12)	-	-	492,537	-	492,537
Shares issued at $0.75 per share on 11/18//2010 (note 12)	26,000	3	14,695	-	14,698
Warrants issued on 11/18/2010 (note 12)	-	-	4,802	-	4,802
Shares issued at $0.75 per share on 12/22/ 2010 (note 12)	3,662,671	366	2,032,186	-	2,032,552
Warrants issued on 12/22/2010 (note 12)	-	-	663,851	-	663,851
Issuance of stock options on 08/30/2010 (note 12)	-	-	238,334	-	238,334
Net loss for the year	-	-	-	(3,610,465)	(3,610,465)
Balance at 12/31/2010	52,851,672	$ 5,285	$ 32,067,618	$ (9,578,332)	$ 22,494,571
Shares issued at $0.75 per shares on (note 12) on 01/18/2011	200,000	20	112,762	-	112,782
Warrants issued on 01/18/2011 (note 12)	-	-	37,218	-	37,218
Shares issued at $0.75 per shares on 01/24/1011 (note 12)	250,000	25	140,952	-	140,977
Warrants issued on 01/24/2011 (note 12)	-	-	46,523	-	46,523
Shares issued at $0.75 per shares on 01/26/ 2011 (note 12)	5,333,334	533	3,006,986	-	3,007,519
Warrants issued on 01/26/2011 (note 12)	-	-	992,481	-	992,481
Shares issued at $0.75 per shares on 01/27/2011 (note 12)	200,000	20	112,762	-	112,782
Warrants issued on 01/27/2011 (note 12)	-	-	37,218	-	37,218
Shares issued at $0.75 per shares on 02/24/2011 (note 12)	222,000	22	125,166	-	125,188
Warrants issued on 02/24/2011 (note 12)	-	-	41,312	-	41,312
Shares issued at $0.75 per shares on 03/04/2011 (note 12)	33,334	3	18,794	-	18,797
Warrants issued on 03/04/2011 (note 12)	-	-	6,203	-	6,203
Shares issued at $0.75 per shares on 03/07/2011 (note 12)	113,000	11	63,711	-	63,722
Warrants issued on 03/07/2011 (note 12)	-	-	21,028	-	21,028
Shares issued at $0.75 per shares on 03/15/2011 (note 12)	165,000	17	93,028	-	93,045
Warrants issued on 03/15/2011 (note 12)	-	-	30,705	-	30,705
Financing costs (note 12)	-	-	(445,464)	-	(445,464)
Stock based compensation expense (note 12)	-	-	243,550	-	243,550
Net loss for the period	-	-	-	(2,233,022)	(2,233,022)
	59,368,340	$ 5,936	$ 36,752,553	$ (11,811,354)	$ 24,947,135

See accompanying summary of accounting policies and notes to the interim condensed consolidated financial statements

(e) Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended June 30, 2011, the Company has a loss from operations of $2,233,022 (six months ended June 30, 2010 - $1,626,378) and accumulated deficit of $11,811,354 (December 31, 2010 – $9,578,332), which raises substantial doubt on the Company’s ability to continue on a going concern basis.

The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements. The Company’s continued existence is dependent upon it emerging from the exploration stage, obtaining additional financing to continue operations, exploring and developing the mining properties and the discovery, development and sale of ore reserves.

These interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2011 and 2010 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), but is not required for interim reporting purposes, has not been presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

 b)

BASIS OF CONSOLIDATION

The Company’s interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gentor Idaho and Gentor Resources Limited (formerly known as APM Mining Limited).  Gentor Idaho was incorporated on June 28, 2007 under the laws of the State of Idaho.  APM Mining Limited was incorporated on November 19, 2009 under the laws of the British Virgin Islands and changed its name from APM Mining Limited on April 30, 2010 following its acquisition by the Company on March 8, 2010 (see note 3). Intercompany balances and transactions have been eliminated in preparing the accompanying interim condensed consolidated financial statements.

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

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded as follows:

Vehicle

-

Straight line over a range of two to four years

Mining equipment

-

Straight line over four years

Office equipment

-

Straight line over four years

Furniture and fixtures

-

20% declining balance basis

Building

-

Straight line over five years

e)

ASSET IMPAIRMENT

The Company monitors events and changes in circumstances which may require an assessment of the recoverability of its long lived assets.  If required, the Company would assess recoverability using estimated undiscounted future operating cash flows of the related asset or asset grouping. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  If the carrying amount of an asset is not recoverable, an impairment loss is recognized in operations, measured by comparing the carrying amount of the asset to its fair value.  No impairment losses were warranted or recorded for the three and six months ended June 30, 2011, and 2010.  Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

f)

ASSET RETIREMENT OBLIGATIONS

The fair value of the liability of an asset retirement obligation is recorded when it is incurred and the corresponding increase to the asset is depreciated over the estimated life of the asset. The liability is periodically adjusted to reflect changes in the estimates present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the asset retirement obligation.  The Company has no asset retirement obligations recorded on its balance sheets as at June 30, 2011 and December 31, 2010.

g)

STOCK BASED COMPENSATION

The Company has a stock option plan, which is described in note 12(c).  The Company uses the fair value method of accounting for stock options granted to directors, officers and employees whereby the fair value of options granted measured at the grant date is recorded as a compensation expense in the financial statements over the requisite employee service period (usually the vesting period).  Compensation expense on stock options granted to non-employees is measured at the earlier of the completion of performance and the date the options are vested using the fair value method and is recorded as an expense in the same period as if the Company had paid cash for the goods or services received.  Any consideration paid by directors, officers, employees and consultants on exercise of stock options or purchase of shares is credited to capital stock.  Shares are issued from treasury upon the exercise of stock options.  The Company estimates that all options will vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

k)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  Currently, the Company does not use derivative instruments to reduce its exposure to these risks. The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, due to related parties, loan payable and note payable. The carrying value of its financial instruments, other than loan payable, approximates their fair values due to the relatively short maturity of these instruments.

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

Accounting Standards Codification 740, “Income Taxes” requires that the Company recognize the impact of a tax position in our financial statement if the position is more likely than not of being sustained upon examination and on the technical merits of the position. At June 30, 2011, the Company has no material unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

4.

PREPAIDS AND ADVANCES

The prepaids and advances include prepaid rent and insurance and employee advances as at June 30, 2011.  As at December 31, 2010, prepaids and advances included only prepaid rent and insurance.

5.

LONG TERM DEPOSIT

The long term deposit is a $10,000 certificate of deposit issued on March 11, 2011 and assigned to the United States Department of the Interiors, Bureau of Land Management, as a reclamation bond for the installation of a bridge crossing the Patterson creek at the Company’s Idaho project.

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

The entire balance of $18,248,198 recorded in mineral properties in the balance sheet as of June 30, 2011 (December 31, 2010 - $18,248,198) is attributable to the Oman Project.

Idaho Project

Effective as of July 23, 2007, Bardswich LLC, an entity that is owned and controlled by Lloyd J. Bardswich, who was the president and CEO of the Company, and Gentor Idaho, a wholly owned subsidiary of the Company, entered into an assignment agreement whereby Bardswich LLC assigned all of its rights, title and interest in and to the Idaho Option Agreement (“Idaho Option Agreement”) to Gentor Idaho in exchange for $40,000 in cash and 500,000 shares of the Company’s common stock. The Idaho Option Agreement dated effective as of March 1, 2007 relates to a certain mineral lease agreement and an option to purchase twenty one (21) patented mining claims located over approximately 376 acres of real property and four other parcels of approximately 216 acres (collectively, the  “Optioned Properties”) in Lemhi County, Idaho.  An initial payment of $40,000 in cash was made by the Idaho claim owner upon execution of the Idaho Option Agreement and an additional payment of $60,000 was made on the six-month anniversary date of signing the original Idaho Option Agreement.  A payment of $100,000 was made during the month of March 2008 with respect to the first anniversary date of the Idaho Option Agreement. Additional payments of (i) $100,000 in cash was due on or before the second and third anniversary date of the Idaho Option Agreement, and (ii) $200,000 in cash is due on or before the fourth anniversary date thereafter until the purchase price is paid or the Idaho Option Agreement is terminated or cancelled. However, on March 1, 2009, the second anniversary date of the Idaho Option Agreement, the Idaho Claim Owner agreed to accept four equal payments of $25,000 on each March 1, May 1, July 1, and September 1, 2009 in lieu of the $100,000 payment that was due in full on March 1, 2009.  All payments with respect to the second anniversary date were made accordingly. Similarly, on February 14, 2010, the Idaho Claim Owner agreed to accept four equal payments of $25,000 each on each of March 1, May 1, July 1, and September 1, 2010 in lieu of the $100,000 payment that was due in full on March 1, 2010, the third anniversary date of the Idaho Option Agreement. The $25,000 payments that were due on March 1, May 1, July 1 and September 1, 2010 were paid to the Idaho Claim Owner.  On March 8, 2011, the Idaho Claim Owner agreed to accept a payment of $100,000 in lieu of the $200,000 payment that was due in full on March 1, 2011 (the fourth anniversary date of the Idaho Option Agreement). The foregoing agreed upon $100,000 payment has been paid to the Idaho Claim Owner.  All payments that become due subsequent to March, 2011 remain as stipulated in the original agreement.  To the extent that the Company makes any advanced minimum royalty payments, the Company is entitled to receive a corresponding credit against any required net smelter return royalties that are otherwise required to be paid to the Idaho claim owner under the Idaho Option Agreement. The Idaho Option Agreement also grants the Company an option to purchase the Idaho claim  owner’s rights to the Optioned Properties, including but not limited to the IMA  Mine, for a total purchase price of $5,000,000, excluding there from the right of the Idaho claim owner to receive a three percent (3%) royalty on net revenue generated from the sale of any molybdenum, copper, lead and zinc recovered from the IMA Mine and five percent (5%) royalty on the net revenue generated from the sale of all other ores, minerals, or other products recovered from the Optioned Properties.

7.

CAPITAL  ASSETS

June 30, 2011

	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicle	$ 168,328	$ 42,171	$ 126,157
Mining equipment	204,602	103,012	101,590
Office equipment	60,897	33,126	27,771
Furniture and Fixtures	13,097	2,954	10,143
Building	358,241	238,477	119,764
	$ 805,165	$ 419,740	$ 385,425

December 31, 2010
	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicle	$ 108,921	$ 22,691	$ 86,230
Mining equipment	189,505	78,079	111,426
Office equipment	40,488	25,752	14,736
Furniture and Fixtures	10,377	2,060	8,317
Building	358,241	202,653	155,588
	$ 707,532	$ 331,235	$ 376,297

8.

RELATED PARTY TRANSACTIONS

As of June 30, 2011, a balance of $194,969 advanced to the Company from a former director and officer of the Company was outstanding (December 31, 2010 - $194,969).  This advance is unsecured, non-interest bearing and re-payable upon demand.

In June 2009, an amount of $79,675 was advanced by two directors of the Company and used to repay accounts payable owed by the Company.  As of June 30, 2011, $4,686 is still owing (December 31, 2010 - $4,686).  These advances are unsecured, non-interest bearing and re-payable upon demand.

As of June 30, 2011, an amount of $5,458 (December 31, 2010 - $9,923) was due to a corporation of which, a director and officer of the Company is a partner.  During the six months ended June 30, 2011, the Company reimbursed to this corporation travel and other office expenses incurred on behalf of this director and officer of the Company in the amount of $14,977 (six months ended June 30, 2010 - $124,718).

As of June 30, 2011, no interest was owed to two directors of the Company (December 31, 2010 - $1,772) relating to the $193,771 previously advanced to the Company for working capital purposes during the first quarter of 2010.  The principal amount of this advance was repaid during the fourth quarter of 2010.

All transactions are in the normal course of operations and are measured at the exchange value.

9.

NOTE PAYABLE

As of June 30, 2011, the Company has an outstanding promissory note of $796,566, (December 31, 2010 - $769,733) which includes $80,944 (December 31, 2010 - $54,111) of accrued interest. This note bears interest at a rate of 8% per annum, is unsecured and is due on demand.

10.

LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. The loan bears an interest rate of 1.99% and has a term of 48 months with monthly principle and interest payments of $3,156.  The current portion, which is payable within 1 year, is $ 37,096 As of June 30, 2011, the loan payable repayments for each of the following periods are as follows:

	2011	2012	Total
Loan payment	$18,456	$37,467	$55,923

The estimated fair value of the loan is $54,092 as at June 30, 2011 (December 31, 2010 - $71,028) and it is calculated using the borrowing rates currently charged by financial institutions or loans with similar terms and maturities.

11.

REPORTABLE SEGMENTS

The Company operates in one business segment: the exploration, mine development and extraction of precious metals in two geographic areas, the Sultanate of Oman and the United States.

As at	June 30, 2011	December 31, 2010

Oman – mineral properties	$ 18,248,198	$ 18,248,198
Oman – capital assets	198,221	140,390
United States – capital assets	187,204	235,907
	$ 18,663,623	$ 18,624,495

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

b)

Issued Share Capital

From January 18, 2011 to March 15, 2011, as part of a private placement the Company sold 6,516,666 units at a price of $0.75 per unit for gross proceeds of $4,887,500.  Each unit consists of one share of common stock of the Company and one warrant (“Warrant”) which entitles the holder thereof to purchase one additional common share (see note 12(d)).  Each Warrant is exercisable for a period of 12 months from the date of issuance at an exercise price of $0.90 per share.

As of June 30, 2011, the Company had outstanding 59,368,338 (December 31, 2010 – 52,851,672) common shares and no preferred shares.

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

On August 30, 2010 (the “Grant Date”), the Company announced that 725,000 non-qualified stock options were issued to various employees and consultants under the Plan.  The holder is entitled to purchase one share of the $0.0001 par value common stock of the Company at a purchase price of $0.75 per share within 5 years.  The options vest at a rate of 25% on each six month anniversary of the Grant Date.

On April 1, 2011 (the “Grant Date”), the Company announced that 400,000 non-qualified stock options were issued to various employees.  After the granting of the foregoing awards, and pursuant to the terms of the Plan, the remaining aggregate number of shares of common stock of the Company, par value $0.0001 per share subject to awards under the Plan is 2,875,000 shares. The holder is entitled to purchase one share of the $0.0001 par value common stock of the Company at a purchase price of $0.90 per share within 5 years.  The options vest at a rate of 25% on each six month anniversary of the Grant Date.

As at June 30, 2011, the Company had 1,125,000 stock options outstanding to acquire common shares at a weighted average price of $0.80. The remaining weighted average contractual life of outstanding options is 4.38 years.  The weighted average fair value of the options granted on April 1, 2011 is $1.08 per share. All of the stock options granted are expected to vest.   As of June 30, 2011, the forfeiture estimate of the outstanding options is 0%.  The number of stock options forfeited, cancelled, expired and exercised was nil.  As at June 30, 2011, there were 181,250 stock options exercisable and an additional 943,750 stock options outstanding but not yet exercisable that are expected to vest. The weighted average exercise price of the options exercisable is $0.75 with a remaining weighted average contractual life of 4.17 years.

During the six months ended June 30, 2011, the Company recognized in the statement of operations as an expense $243,550 (six months ended June 30, 2010 - $nil). This amount was credited accordingly to additional paid-in capital in the balance sheet (see note 13).

The Black-Scholes option-pricing model was used to estimate values of all stock options granted in 2011 based on the following assumptions:

(i)

risk-free interest rate: 2.24% which is based on the 5 Year US Treasury Bond Rate (December   31, 2010 – 1.39%)

(ii)

expected volatility: 68.71% which is based on the Company’s historical stock price

(December 31, 2010 – 69.20%)

(iii)

expected life: 5 years (December 31, 2010 – 5 years)

(iv)

expected dividends: $Nil (December 31, 2010 - $Nil)

d)

Warrants

As at June 30, 2011, the Company had outstanding and exercisable common stock purchase warrants (“Warrants”) of 21,205,340 (December 31, 2010 – 14,688,672) entitling the holder to purchase one common share of the Company:

Date of Issue	Number of Warrants Issued	Exercise Price	Exercise Period (months)	Remaining Contractual Life (months)
April 29, 2010	4,000,000	$0.75	24	10
October 28, 2010	4,000,000	$0.90	12	4
October 29, 2010	333,334	$0.90	12	4
November 2, 2010	2,666,667	$0.90	12	4
November 18, 2010	26,000	$0.90	12	4
December 22, 2010	3,662,671	$0.90	12	6
January 18, 2011	200,000	$0.90	12	7
January 24, 2011	250,000	$0.90	12	7
January 26, 2011	5,333,334	$0.90	12	7
January 27, 2011	200,000	$0.90	12	7
February 24, 2011	222,000	$0.90	12	8
March 4, 2011	33,334	$0.90	12	8
March 7, 2011	113,000	$0.90	12	8
March 15, 2011	165,000	$0.90	12	8

	21,205,340

As of June 30, 2011, the weighted average price of the Warrants was $0.48 (December 31, 2010 - $0.55).  The number of Warrants that were cancelled, expired and exercised during the six months ended June 30, 2011 was nil (year ended December 31, 2010 – nil).

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

(iv)

expected dividends: $Nil

e)

Loss Per Share

Loss per share was calculated on the basis of the weighted average number of common shares outstanding for the three and six months ended June 30, 2011, amounting to 59,368,340 and 58,039,630 common shares, respectively (three and six months ended June 30, 2010 – 40,088,275 and 33,074,834, respectively).

Diluted loss per share was calculated using the treasury stock method. For the three and six months ended June 30, 2011, 22,330,340 common shares related to stock options and warrants were anti-dilutive. There were no anti-dilutive effects in the three and six months ended June 30, 2010 due to the absence of stock options and warrants.

13.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three months ended	June 30, 2011	June 30, 2010
Non-cash transactions:
Stock based compensation (note 12(c))	$ 243,550	$ -
Acquisition of Capital Assets	$ 24,928	-
Acquisition of Gentor Resources Limited (note 3)	-	10,569,240

Cash paid during the period for:
Interest	-	-
Income Taxes	-	-

14.

INCOME TAXES

For income tax purposes the Company had $2,234,000 of net operating losses for the six month period ended June 30, 2011, which can be used to offset future taxable income. During the year ended December 31, 2010, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the cumulative loss carryforward has been fully reserved. The net operating loss carryforward is $9,290,000 at June 30, 2011. No income tax benefit has been recorded in the accompanying interim condensed consolidated financial statements since the recoverability of such assets is more likely than not to be realized through known future revenue sources.

15.

COMMITMENTS

Pursuant to the terms of the loan payable, the Company has agreed to pay the following amounts:

Year	Amount
2011 (note 10)	$ 18,456
2012 (note 10)	37,467
$ 55,923

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

The following table indicates the impact of foreign currency risk on net working capital as at June 30, 2011. The table below also provides a sensitivity analysis of a 10 percent strengthening of the US dollar against the Omani rial and Canadian dollar as identified which would have increased (decreased) the Company’s net loss by the amounts shown in the table below. A 10 percent weakening of the US dollar against the Omani rial and Canadian dollar would have had the equal but opposite effect as at June 30, 2011.

	Omani Rial	Canadian Dollar

Cash	$ 151,014	$ 96,121
Prepaids and advances	53,573	-
Accounts payable	(37,010)	-
Accrued liabilities	(6,593)	(12,000)
Total foreign currency working capital	160,984	84,121
US$ exchange rate at June 30, 2011	2.59670	0.9645
Total foreign currency net working capital in US$	$ 418,027	$ 81,134
Impact of a 10% strengthening of the US$ on net loss	$ 41,803	$ 8,113

17.

SUBSEQUENT EVENT

On July 18, 2011, the Company announced that it had engaged a Canadian securities dealer to act as lead agent, together with a syndicate of agents to be mutually determined, to sell on a "best efforts" private placement basis units of the Company at a price of Cdn$1.00 per unit for gross proceeds of a minimum of Cdn$1.0 million and a maximum of Cdn$4.0 million (the "Financing").  Each such unit will consist of one common share of the Company and one-half of one warrant of the Company, with each full warrant entitling the holder to purchase one common share of the Company at a price of Cdn$1.25 for a period of one year from the closing of the Financing.

The Company intends to use the net proceeds from the Financing for exploration and development activities related to the Company’s mineral properties in Oman and for working capital and general corporate purposes.  The closing of the Financing is subject to the receipt of all necessary approvals.

Item 2.   Management=s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management=s review of the factors that affected our financial performance for the three (3) and six (6) months ended June 30, 2011. This discussion is intended to further the reader=s understanding of the interim condensed consolidated financial condition and results of operations of our Company.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto contained elsewhere in this report. These historical financial statements may not be indicative of our future performance.

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

The foregoing list is not exhaustive of the factors that may affect our forward looking statements and new risk factors may emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those set forth above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, our actual results could differ materially from those expressed in these forward-looking statements, and any events anticipated in the forward-looking statements may not actually occur. Except as required by law, we undertake no duty to update any forward-looking statements after the date of this report to conform those statements to actual results or to reflect the occurrence of unanticipated events. Furthermore, any discussion of our financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto included elsewhere in this Report.

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

Results of Operations

Since our inception on March 24, 2005, we have been classified as an Aexploration stage company@ (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three and six months ended June 30, 2011 was $1,207,088 and $2,233,022 respectively, as compared to a net loss of $640,377 and $1,626,378 respectively for the three and six months ended June 30, 2010.  The foregoing increase of $566,711 and $606,644 in respective net losses is attributable primarily to our increased drilling and geology costs related to the Oman Project (even though our costs related to geophysics decreased) and our general administrative activities, which included costs for items such as stock based compensation, salaries and professional fees.

During the three and six months ended June 30, 2011, we spent approximately $859,298 and $1,464,822, respectively, in connection with the Oman Project and $3,765  and $107,892, respectively,  in connection with the Idaho Project and are net of interest income. Such expenditures are consistent with our current intention to concentrate substantially all of our available resources towards the exploration of the Oman Project. We also incurred corporate and administrative costs of $298,433 and $571,803, respectively, for the three and six months ended June 30, 2011, compared to $556,827 and $766,143 for the same period in 2010. These costs included salaries, general office expenses, general legal expenses and accounting and compliance costs.

Depreciation costs for the three and six months ended June 30, 2011 were $45,592 and $88,505, respectively, compared to $37,567 and $69,077 of depreciation costs for the same period in 2010.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake a full exploration of either Project and there is no assurance that we will be able to obtain the necessary financing to do so.

Our net cash balance at June 30, 2011 was $7,537,245 compared to $5,331,916 as at December 31, 2010. The foregoing increase in our net cash balance was primarily due to financing activities that resulted in the issuance of common shares and warrants. However, even though the Company raised approximately $4,417,525 (after repayment of loans payable and due to related parties) through its financing activities, our cash position only increased by $2,205,329 since our financing activities was offset by (i) $2,139,491 of operating activities, which consisted of exploration activities, general corporate costs and administrative costs and (ii) $72,705 of capital expenditures, resulting from the acquisition of various capital assets.

Total assets at June 30, 2011 were $26,324,940 compared to $24,013,220 as at December 31, 2010. The change in these balances reflects the acquisition of capital assets since December 31, 2010 as well as the increase in cash balance described above.

Current liabilities at June 30, 2011 were $1,358,978 compared to $1,481,182 as at December 31, 2010. This decrease in our current liabilities is the result of the payment of accounts payable and accrued liabilities that were incurred in the first and second quarters of 2011.

Over the next twelve months, we estimate that we will incur (i) approximately $200,000 to maintain our rights to the Idaho Project, (ii) approximately $95,414 to maintain our rights to the Oman Project and (iii) approximately $1,000,000 for general and administrative expenses, which includes legal fees and audit fees. Since our cash balance at June 30, 2011 was $7,537,245, we believe that we have enough cash to satisfy what we believe to be our minimum cash requirements for the next twelve months.

However, in addition to our estimated minimum capital requirements for the next twelve months, and considering that we intend to devote substantially all of our available resources to the Oman Project, based on the information currently available to us, we also believe that over the next twelve months we will require approximately $6,000,000 to undertake our contemplated exploration activities at the Oman Project approximately $1,378,000 to discharge and/or reduce our current liabilities. When we consider the foregoing estimated expenses in addition to our estimated minimum capital requirements, we believe that we do not have enough cash to satisfy our contemplated plan of operation for the next twelve months. As such, the Company believes that it will need to raise additional financing to continue its contemplated operating and exploration activities through the second quarter of 2012. As such, and as previously disclosed in the Company’s Form 8-K filed on July 20, 2011, the Company has engaged a Canadian securities dealer on a “best efforts” to  act as a lead agent with respect to a private placement that could raise a minimum of CDN$1,000,000 and a maximum of CDN$4,000,000 for the Company. If we are unable to raise sufficient capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Oman Project and/or the Idaho Project.  There is no assurance that we will be able to obtain the necessary financing for the Oman Project and/or the Idaho Project on customary terms, or at all.

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

Changes in Accounting Policies

We did not change our accounting policies during the three and six months ended June 30, 2011.

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

Changes in Internal Controls. During the quarter ended June 30, 2011, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TSX Venture Exchange Application

As previously reported in the Company’s Form 8-K filed on April 20, 2011, the Company issued a press release to report that the Company had made application to list its common shares on the TSX Venture Exchange.  No assurance can be given that such application will be accepted by the TSX Venture Exchange.

Engagement of Equity Financial Trust Company

As a condition precedent to any listing on the TSX Venture Exchange, the TSX Venture Exchange requires that the listing applicant engage and maintain the services of a qualified transfer agent with physical offices located in Canada.  Accordingly, on June 16, 2011, the Company, Equity Financial Trust Company (“Equity Financial”) and Island Capital Management, LLC, dba Island Stock Transfer (“Island Stock Transfer” and the current transfer agent of the Company) entered into that certain Co-Transfer Agency Agreement whereby Equity Transfer, an approved transfer agent and registrar in Canada for securities listed on the TSX Venture Exchange, agreed to serve as the Company’s co-transfer agent. Even though the Company has engaged the services of Equity Financial, no assurance can be given that such application will be accepted by the TSX Venture Exchange.

Appointment of Simon F. W. Village as the Chairman of the Board

On July 26, 2011, the Board of Directors of the Company (the “Board”) appointed Simon F. W. Village (“Village”) to serve as the Chairman of the Board. Village shall serve as the Chairman of the Board at the pleasure of the Board until the earlier of his resignation or removal.

Item 6.   Exhibits.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (2)
3.02	Amendment to Amended and Restated Articles of Incorporation (3)
3.03	Bylaws (4)
10.01	Mineral Lease Agreement and Option to Purchase Regarding the Idaho Project (5)
10.02	Assignment Agreement Regarding the Idaho Project (5)
10.03	Stock Exchange Agreement Regarding the Acquisition of APM Mining Limited (6)
10.03	Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.04	Novation Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.05	Amendment to the Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.06	Addendum to Earn-In-Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (1)
10.7	Earn-In Agreement With Respect to the Block 6 Copper Project in the Sultanate of Oman (7)
10.8	Gentor Resources 2010 Performance and Equity Incentive Plan (8)
10.9	Form of Non-Qualified Stock Option Agreement granted to Employees of the Company (9)
10.10	Form of Non-Qualified Stock Option Agreement granted to Consultants of the Company (9)
10.10	Employment Agreement For Peter Ruxton (10)
21.01	Subsidiaries (11)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as the principal executive officer of the Company (1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as the principal financial officer of the Company (1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as principal executive officer of the Company (1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as principal financial officer of the Company (1)

(1)

Filed herewith

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

(11)

Filed as part of the Form 10-Q for the Quarter Ending March 31, 2010 (filed May 16, 2011)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: August 15, 2011

/s/ Peter Ruxton

____________________

By: Peter Ruxton, President and principal executive officer

Date: August 15, 2011

/s/ Donat Madilo

______________________

By: Donat Madilo, principal financial officer