Form 10-Q/A
period 2011-06-30
GENTOR RESOURCES, INC.
filed 2011-10-19
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the August 15, 2011, there were 59,368,340 shares of the registrant's $0.0001 par value Common Stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Gentor Resources, Inc. (the “Company”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment provides the unaudited interim condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.   Exhibits.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (2)
3.02	Amendment to Amended and Restated Articles of Incorporation (3)
3.03	Amended and Restated Bylaws (4)
10.01	Mineral Lease Agreement and Option to Purchase Regarding the Idaho Project (5)
10.02	Assignment Agreement Regarding the Idaho Project (5)
10.03	Stock Exchange Agreement Regarding the Acquisition of APM Mining Limited (6)
10.03	Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.04	Novation Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.05	Amendment to the Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.06	Addendum to Earn-In-Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (12)
10.7	Earn-In Agreement With Respect to the Block 6 Copper Project in the Sultanate of Oman (7)
10.8	Gentor Resources 2010 Performance and Equity Incentive Plan (8)
10.9	Form of Non-Qualified Stock Option Agreement granted to Employees of the Company (9)
10.10	Form of Non-Qualified Stock Option Agreement granted to Consultants of the Company (9)
10.10	Employment Agreement For Peter Ruxton (10)
21.01	Subsidiaries (11)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as the principal executive officer of the Company (12)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as the principal financial officer of the Company (12)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as principal executive officer of the Company (12)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as principal financial officer of the Company (12)
101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)

Filed herewith

(2)

Filed as part of the Form 8-K dated March 1, 2007 (filed March 6, 2007)

(3)

Filed as part of the Form 8-K dated September 1, 2009 (filed September 2, 2009)

(4)

Filed as part of the Form 8-K dated August 31, 2011 (filed August 31, 2011)

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

(9)

Filed as part of the Form 8-K dated August 30, 2010 (filed September 3, 2010)

(10)

Filed as part of the Form 10-K for the Fiscal Year Ending December 31, 2010 (filed March 31, 2011)

(11)

Filed as part of the Form 10-Q for the Quarter Ending March 31, 2011 (filed May 16, 2011)

(12)

Filed as part of the Form 10-Q for the Quarter Ending June 30, 2011 (filed August 15, 2011)

* XBRL (Extensible Reporting Business Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections of 11 or 12 of the Securities Act of 1933, as amended. is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: October 10, 2011

/s/ Peter Ruxton

____________________

By: Peter Ruxton, President and principal executive officer

Date: October 10, 2011

/s/ Donat Madilo

______________________

By: Donat Madilo, principal financial officer