Form 10-Q
period 2011-09-30
GENTOR RESOURCES, INC.
filed 2011-11-15
CIK 1346917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the date this report, there were 62,753,840 shares of the registrant's $0.0001 par value Common Stock outstanding.

GENTOR RESOURCES, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1

Interim Condensed Consolidated Financial Statements as at and for the Three and Nine Months Ended September 30, 2011

Item 2.

Management=s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Item 1A.

Risk Factors.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.

Defaults Upon Senior Securities..

Item 5.

Other Information.

Item 6.

Exhibits.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Interim Condensed Consolidated Financial Statements as at and for the Three and Nine Months Ended September 30, 2011

(a)

Condensed Consolidated Balance Sheets

GENTOR RESOURCES, INC. (an Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS (Stated in US dollars) (unaudited)

ASSETS

As at	09/30/2011	12/31/2010

Current
Cash	$ 7,808,283	$ 5,331,916
Prepaids and advances (note 4)	120,372	46,809
Total current assets	$ 7,928,655	$ 5,378,725

Long term deposit (note 5)	10,000	10,000
Capital assets (note 7)	306,543	376,297
Mineral properties (note 6)	18,248,198	18,248,198

Total assets	$ 26,493,396	$ 24,013,220

LIABILITIES

Current
Accounts payable	$ 359,129	$ 413,307
Accrued liabilities	34,759	50,062
Due to related parties (note 8)	141,096	211,351
Note payable (note 9)	810,205	769,733
Loan payable – current portion (note 10)	-	36,729
Total current liabilities	1,345,189	1,481,182

Canadian dollar common share purchase warrants (note 12)	214,767	-
Loan payable – long term portion (note 10)	-	37,467

Total liabilities	$ 1,559,956	$ 1,518,649

SHAREHOLDER’S EQUITY

Authorized
100,000,000 Common Shares, $0.0001 par value
50,000,000 Preferred Shares, $0.0001 par value
Issued and outstanding
60,490,840 Common Shares (December 31, 2010 – 52,851,672)(note 12)	6,051	5,285
Additional paid-in capital	37,853,808	32,067,618
Deficit accumulated during the exploration stage	(12,926,419)	(9,578,332)
Total shareholders’ equity	24,933,440	22,494,571
Total liabilities and shareholder’s equity	$ 26,493,396	$ 24,013,220

See accompanying notes to the unaudited interim condensed consolidated financial statements.

(b)

Condensed Consolidated Statements of Operations

GENTOR RESOURCES, INC. (an Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Stated in US dollars) (unaudited)
	For the three month period ended 09/30/2011	For the three month period ended 09/30/2010	For the nine month period ended 09/30/2011	For the nine month period ended 09/30/2010	Cumulative from inception on 03/24/2005 to 09/30/2011
Expenses

Field camps expenses	$ 55,975	$ 27,157	$ 118,738	$ 112,762	$ 615,281
Surveying	-	1,063	-	1,063	64,854
Geophysics	21	2,847	103,719	655,236	763,746
Geochemistry	19,866	9,917	46,762	9,917	230,770
Geology	116,014	799	384,356	1,862	976,417
Drilling	263,259	206,011	665,123	206,660	3,783,894
Environmental testing	-	-	-	326	28,210
Mineral properties	-	50,000	100,000	100,000	663,045
Consulting fees – related parties	-	-	-	-	12,400
Consulting fees – others	2,314	7,852	21,384	7,852	211,834
Management fees	-	-	-	-	2,000
Professional fees	177,640	121,737	510,698	284,558	1,706,364
General and administrative expenses	480,331	342,392	1,309,277	945,714	3,372,788
Gain on sale of capital assets	(105,312)	-	(105,312)	(1,213)	(111,819)
Depreciation	36,661	38,674	125,166	107,751	497,733
Net Operating Loss	(1,046,769)	(808,449)	(3,279,911)	(2,432,488)	(12,817,517)
Interest income	1,037	55	1,157	142	3,711
Loss on derivative financial instruments	(70,333)	-	(70,333)	-	(70,333)
Rental income	1,000	-	1,000	-	7,720
Loss on deposit	-	-	-	-	(50,000)
Net loss	$ (1,115,065)	$ (808,394)	$ (3,348,087)	$ (2,432,346)	$ (12,926,419)

Basic and diluted loss per common share (note 12)	$ (0.02)	$ (0.02)	$(0.06)	$ (0.07)

Weighted average number of basic and diluted common shares outstanding (note 12)	58,276,316	42,163,000	58,776,050	36,137,513

See accompanying notes to the unaudited interim condensed consolidated financial statements.

(c)

Condensed Consolidated Statements of Cash Flows

GENTOR RESOURCES, INC. (an Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US dollars) (unaudited)
	For the nine month period ended 09/30/2011	For the nine month period ended 09/30/2010	Cumulative from inception on 03/24/2005 to 09/30/2011
CASH PROVIDED BY (USED IN):
Operating activities:
Adjustments required to reconcile net loss with net cash used in operating activities
Net Loss	$ (3,348,087)	$ (2,465,527)	$ (12,926,419)
Depreciation	125,166	107,751	497,733
Loss on derivative financial instruments	70,333	-	70,333
(Gain) loss on sale of capital asset	(105,312)	1,213	(111,819)
Accrued interest included in notes payable	40,472	80,988	135,587
Stock based compensation – employees	381,476	37,161	522,310
Stock based compensation – consultants	-	-	97,500
Loss on deposit	-	-	50,000
Shares issued for mineral properties	-	-	100,000
Shares issued for services	-	180,000	180,000
Change in non cash working capital balance
Accounts payable	(54,178)	(200,586)	277,997
Accrued liabilities	(15,303)	-	25,941
Prepaids and advances	(73,563)	(10,984)	(168,001)
Cash used in operating activities	(2,978,996)	(2,269,984)	(11,248,838)
Financing Activities
Loan payable repayment	(74,196)	(26,937)	(145,499)
Notes payable	-	767,237	676,389
Due to related parties/advances	(70,255)	(319,988)	(390,058)
Common shares and warrants issued (net of issuance costs)	5,549,914	1,895,480	19,280,223
Cash provided by financing activities	5,405,463	2,315,792	19,421,055
Investing activities
Purchase of capital assets	(109,600)	(44,826)	(615,573)
Gentor Resources Limited acquisition (note 3)	-	255,889	255,889
Proceeds from disposal of capital assets	159,500	4,000	174,750
Purchase of a certificate of deposit	-	-	(10,000)
Mineral properties expenditures	-	-	(169,000)
Cash provided by (used in) investing activities	49,900	215,063	(363,934)
Net increase in cash	2,476,367	260,871	7,808,283
Cash, beginning of the period	5,331,916	17,547
Cash, end of the period	$ 7,808,283	$ 278,418	$ 7,808,283

Supplemental cash flow information (note 13).

See accompanying notes to the unaudited interim condensed consolidated financial statements.

(d)

Condensed Consolidated Statements of Shareholders= Equity

GENTOR RESOURCES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY For the Nine Month Period Ended September 30, 2011 (Stated in US dollars) (unaudited)
	Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders= Equity (deficiency)
Shares issued on 03/24/2005 at $0.004 per share	12,500,000	$ 1,250	$ 48,750	$ -	$ 50,000
Net loss for the year	-	-	-	(97,637)	(97,637)
Balance at 12/31/2005	12,500,000	1,250	48,750	(97,637)	(47,637)
Shares issued on 12/15/2006 at $0.20 per share	5,000,000	500	999,500	-	1,000,000
Net loss for the year	-	-	-	(233,900)	(233,900)
Balance at 12/31/2006	17,500,000	$ 1,750	1,048,250	(331,537)	718,463
Shares issued on 7/23/2007 at $0.20 per share	500,000	$ 50	99,950	-	100,000
Shares issued on 07/31/2007 at $0.20 per share	1,000,000	100	199,900	-	200,000
Shares issued on 11/20/2007 at $0.25 per share	1,000,000	100	249,900	-	250,000
Shares issued on 12/17/2007 at $1.00 per share	2,500,000	250	2,374,750	-	2,375,000
Net loss for the year	-	-	-	(1,881,910)	(1,881,910)
Balance at 12/31/2007	22,500,000	$ 2,250	3,972,750	(2,213,447)	1,761,553
Net loss for the year	-	-	-	(3,189,473)	(3,189,473)
Balance at 12/31/2008	22,500,000	$ 2,250	$ 3,972,750	$ (5,402,920)	$ (1,427,920)
Net loss for the year	-	-	-	(564,947)	(564,947)
Balance at 12/31/2009	22,500,000	$ 2,250	$ 3,972,750	$ (5,967,867)	$ (1,992,867)
Shares issued on 03/08/2010 at $1.02 per share (notes 3 and 12)	13,063,000	1,306	13,322,954	-	13,324,260
Shares issued at $0.75 per share on 04/28/2010 (note 12)	2,600,000	260	4,679,740	-	4,680,000
Shares issued at $0.75 per share on 04/29/2010 (note 12)	4,000,000	400	1,164,512	-	1,164,912
Warrants issued on 04/29/2010 (note 12)	-	-	730,568	-	730,568
Shares issued at $0.75 per share on 10/28/2010 (note 12)	4,000,000	400	2,260,794	-	2,261,194
Warrants issued on 10/28/2010 (note 12)	-	-	738,806	-	738,806
Shares issued at $0.75 per share on 10/29/2010 (note 12)	333,334	33	183,844	-	183,877
Warrants issued on 10/29/2010 (note 12)	-	-	60,049	-	60,049
Shares issued at $0.75 per share on 11/02/2010 (note 12)	2,666,667	267	1,507,196	-	1,507,463
Warrants issued on 11/02/2010 (note 12)	-	-	492,537	-	492,537
Shares issued at $0.75 per share on 11/18//2010 (note 12)	26,000	3	14,695	-	14,698
Warrants issued on 11/18/2010 (note 12)	-	-	4,802	-	4,802
Shares issued at $0.75 per share on 12/22/ 2010 (note 12)	3,662,671	366	2,032,186	-	2,032,552
Warrants issued on 12/22/2010 (note 12)	-	-	663,851	-	663,851
Issuance of stock options on 08/30/2010 (note 12)	-	-	238,334	-	238,334
Net loss for the year	-	-	-	(3,610,465)	(3,610,465)
Balance at 12/31/2010	52,851,672	$ 5,285	$ 32,067,618	$ (9,578,332)	$ 22,494,571
Shares issued at $0.75 per shares on (note 12) on 01/18/2011	200,000	20	112,762	-	112,782
Warrants issued on 01/18/2011 (note 12)	-	-	37,218	-	37,218
Shares issued at $0.75 per shares on 01/24/1011 (note 12)	250,000	25	140,952	-	140,977
Warrants issued on 01/24/2011 (note 12)	-	-	46,523	-	46,523
Shares issued at $0.75 per shares on 01/26/ 2011 (note 12)	5,333,334	533	3,006,987	-	3,007,520
Warrants issued on 01/26/2011 (note 12)	-	-	992,481	-	992,481
Shares issued at $0.75 per shares on 01/27/2011 (note 12)	200,000	20	112,762	-	112,782
Warrants issued on 01/27/2011 (note 12)	-	-	37,218	-	37,218
Shares issued at $0.75 per shares on 02/24/2011 (note 12)	222,000	22	125,166	-	125,188
Warrants issued on 02/24/2011 (note 12)	-	-	41,312	-	41,312
Shares issued at $0.75 per shares on 03/04/2011 (note 12)	33,334	3	18,795	-	18,798
Warrants issued on 03/04/2011 (note 12)	-	-	6,203	-	6,203
Shares issued at $0.75 per shares on 03/07/2011 (note 12)	113,000	11	63,711	-	63,722
Warrants issued on 03/07/2011 (note 12)	-	-	21,028	-	21,028
Shares issued at $0.75 per shares on 03/15/2011 (note 12)	165,000	17	93,028	-	93,045
Warrants issued on 03/15/2011 (note 12)	-	-	30,705	-	30,705
Shares issued at Cdn$1.00 per share on 08/09/2011 (note 12)	35,000	4	31,762		31,766
Shares issued at Cdn$1.00 per share on 08/17/2011 (note 12)	5,000	1	4,577	-	4,578
Shares issued at Cdn$1.00 per share on 09/01/2011 (note 12)	25,000	3	22,919	-	22,922
Shares issued at Cdn$1.00 per share on 09/12/2011 (note 12)	255,000	26	224,967	-	224,993
Shares issued at Cdn$1.00 per share on 09/16/2011 (note 12)	750,000	75	661,428	-	661,503
Shares issued at Cdn$1.00 per share on 09/19/2011 (note 12)	41,500	4	36,162	-	36,166
Shares issued at Cdn$1.00 per share on 09/20/2011 (note 12)	5,000	1	4,335	-	4,336
Shares issued at Cdn$1.00 per share on 09/26/2011 (note 12)	1,000	-	837	-	837
Shares issued at Cdn$1.00 per share on 09/27/2011 (note 12)	5,000	1	4,339	-	4,340
Financing costs (note 12)	-	-	(473,463)	-	(473,463)
Stock based compensation expense (note 12)	-	-	381,476	-	381,476
Net loss for the period	-	-	-	(3,348,087)	(3,348,087)
	60,490,840	$ 6,051	$ 37,853,808	$ (12,926,419)	$ 24,933,440

See accompanying notes to the unaudited interim condensed consolidated financial statements.

(e)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1.

ORGANIZATION AND GOING CONCERN

Gentor Resources, Inc. (“the Company”) was incorporated on March 24, 2005 under the Florida Business Corporation Act.  The Company is an exploration stage corporation formed for the purpose of prospecting and developing mineral properties.

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2011, the Company has a loss from operations of $3,348,087 (nine months ended September 30, 2010 - $2,432,346) and accumulated deficit of $12,926,419 (December 31, 2010 – $9,578,332), which raises substantial doubt on the Company’s ability to continue on a going concern basis.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of the Company for the three and nine-month periods ended September 30, 2011 and 2010 are unaudited. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been reflected therein. Certain financial information, which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), but is not required for interim reporting purposes, has not been presented. The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

 b)

BASIS OF CONSOLIDATION

The Company’s interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Gentor Idaho and Gentor Resources Limited (formerly known as APM Mining Limited).  Gentor Idaho was incorporated on June 28, 2007 under the laws of the State of Idaho.  APM Mining Limited was incorporated on November 19, 2009 under the laws of the British Virgin Islands and changed its name from APM Mining Limited on April 30, 2010 following its acquisition by the Company on March 8, 2010 (see note 3). Intercompany balances and transaction have been eliminated in preparing the accompanying interim condensed consolidated financial statements.

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

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded as follows:

Vehicle

-

Straight line over a range of two to four years

Mining equipment

-

Straight line over four years

Office equipment

-

Straight line over four years

Furniture and fixtures

-

20% declining balance basis

Building

-

Straight line over five years

e)

ASSET IMPAIRMENT

The Company monitors events and changes in circumstances, which may require an assessment of the recoverability of its long-lived assets.  If required, the Company would assess recoverability using estimated undiscounted future operating cash flows of the related asset or asset grouping. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  If the carrying amount of an asset is not recoverable, an impairment loss is recognized in operations, measured by comparing the carrying amount of the asset to its fair value.  No impairment losses were warranted or recorded for the three and nine-month periods ended September 30, 2011, and 2010.  Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

f)

ASSET RETIREMENT OBLIGATIONS

The fair value of the liability of an asset retirement obligation is recorded when it is incurred and the corresponding increase to the asset is depreciated over the estimated life of the asset. The liability is periodically adjusted to reflect changes in the estimates present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the asset retirement obligation.  The Company has no asset retirement obligations recorded on its balance sheets as at September 30, 2011 and December 31, 2010.

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

The Company has Canadian dollar ("Cdn$") denominated warrants, the liability portion of which are considered derivative financial instruments requiring re-measurement at each reporting period. See Note 12e for the Black-Scholes option-pricing model that was used to estimate values of all warrants granted.

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

Accounting Standards Codification 740, “Income Taxes” requires that the Company recognize the impact of a tax position in our financial statement if the position is more likely than not of being sustained upon examination and on the technical merits of the position. At September 30, 2011, the Company has no material unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

4.

PREPAIDS AND ADVANCES

The prepaids and advances primarily consists of $105,688 for prepaid rent and $10,960 for insurance as at September 30, 2011 (December 31, 2010, $30,970 and $15,395).

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

The entire balance of $18,248,198 recorded in mineral properties in the balance sheet as of September 30, 2011 (December 31, 2010 - $18,248,198) is attributable to the Oman Project.

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

The Company expenses payments made to the Idaho project as they come due as mineral property expenses.  There is no accrual or asset set up for this project.

7.

CAPITAL ASSETS

September 30, 2011

	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicle	$ 168,328	$ 52,691	$ 115,637
Mining equipment	60,756	15,159	45,597
Office equipment	61,496	29,709	31,787
Furniture and Fixtures	15,314	3,644	11,670
Building	358,241	256,389	101,852
	$ 664,135	$ 357,592	$ 306,543

December 31, 2010
	Cost and additions during the period	Accumulated Depreciation	Net Book Value
Vehicle	$ 108,921	$ 22,691	$ 86,230
Mining equipment	189,505	78,079	111,426
Office equipment	40,488	25,752	14,736
Furniture and Fixtures	10,377	2,060	8,317
Building	358,241	202,653	155,588
	$ 707,532	$ 331,235	$ 376,297

During the nine months ended September 30, 2011, the Company sold two capital assets (including a bulldozer) with a net book value of $54,188 for $159,500. The resulting gain on sale is included in the Condensed Consolidated Statement of Operations. See Note 10 for additional information on the sale of the bulldozer.

8.

RELATED PARTY TRANSACTIONS

As of September 30, 2011, a balance of $114,740 advanced to the Company from a former director and officer of the Company was outstanding (December 31, 2010 - $194,969).  This advance is unsecured, non-interest bearing and re-payable upon demand.

In June 2009, an amount of $79,675 was advanced by two directors of the Company and used to repay accounts payable owed by the Company.  During the nine months ended September 30, 2011 the remaining balance of $4,686 was paid. The balance of this advance as at September 30, 2011 was $Nil (December 31, 2010 - $4,686).

As of September 30, 2011, an amount of $5,329 (December 31, 2010 - $9,923) was due to a corporation of which, a director and officer of the Company is a partner.  During the nine months ended September 30, 2011, the Company reimbursed to this corporation travel and other office expenses incurred on behalf of this director and officer of the Company in the amount of $20,381 (nine months ended September 30, 2010 - $125,510).

As at September 30, 2011, $21,027 was due to two companies with common directors in relation to shared office expenses (December 31, 2010 - $nil).

As of September 30, 2011, no interest was owed to two directors of the Company (December 31, 2010 - $1,772) relating to the $193,771 previously advanced to the Company for working capital purposes during the first quarter of 2010.  The principal amount of this advance was repaid during the fourth quarter of 2010.

All transactions are in the normal course of operations and are measured at the exchange value amount as determined by management.

9.

NOTE PAYABLE

As of September 30, 2011, the Company has an outstanding promissory note of $810,205 (December 31, 2010 - $769,733), which includes $40,472 of interest accrued during the nine month period ended September 30, 2011 (nine months ended September 30, 2010 - $40,472). This note bears interest at a rate of 8% per annum, is unsecured and is due on demand.

10.

LOAN PAYABLE

On December 12, 2008, the Company entered into a financing agreement for the purchase of a bulldozer in the amount of $145,500. As discussed in Note 7, during the nine months ended September 30, 2011, the Company entered into an agreement to sell the bulldozer in the amount of $155,000. Upon receipt of the funds, the Company paid off the balance of this loan in the amount of $52,949. The sale resulted in a gain in the amount of $100,812 reported in the Statements of Operations.

11.

REPORTABLE SEGMENTS

The Company operates in one business segment: the exploration, mine development and extraction of precious metals in two geographic areas, the Sultanate of Oman and the United States.

As at	September 30, 2011	December 31, 2010

Oman – mineral properties	$ 18,248,198	$ 18,248,198
Oman – capital assets	193,753	140,390
United States – capital assets	112,790	235,907
	$ 18,554,741	$ 18,624,495

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

From August 10, 2011 to September 27, 2011, as part of a private placement the Company sold 1,122,500 units at a price of Usd$0.97 to Usd$1.02 (Cdn$1.00) per unit for gross proceeds of approximately Usd$1,135,900 (Cdn$1,122,500).  Each unit consists of one share of common stock of the Company and one warrant which entitles the holder thereof to purchase one half of an additional common share for a period of 12 months from the date of issuance at an exercise price of Usd$1.22 to Usd$1.29 (Cdn$1.25) per share (see note 12(e)).

As of September 30, 2011, the Company had outstanding 60,490,840 (December 31, 2010 – 52,851,672) common shares and no preferred shares.

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

On August 30, 2010 (the “Grant Date”), the Company announced that 725,000 non-qualified stock options were issued to various employees and consultants under the Company’s Stock Option Plan.  The holder is entitled to purchase one share of the $0.0001 par value common stock of the Company at a purchase price of $0.75 per share within 5 years.  The options vest at a rate of 25% on each six-month anniversary of the Grant Date.

On April 1, 2011 (the “Grant Date”), the Company announced that 400,000 non-qualified stock options were issued to various employees.  The holder is entitled to purchase one share of the $0.0001 par value common stock of the Company at a purchase price of $0.90 per share within 5 years.  The options vest at a rate of 25% on each six-month anniversary of the Grant Date.

As at September 30, 2011, the Company had 1,125,000 stock options outstanding to acquire common shares at a weighted average price of $0.80. The remaining weighted average contractual life of outstanding options is 4.12 years.  The weighted average fair value of the options granted on April 1, 2011 is $0.23 per share. All of the stock options granted are expected to vest.   As of September 30, 2011, the forfeiture estimate of the outstanding options is 0%.  The number of stock options forfeited, cancelled, expired and exercised was nil.  There were 362,500 stock options exercisable and 762,500 stock options expected to vest as at September 30, 2011. The weighted average exercise price of the options exercisable is $0.75 with a remaining weighted average contractual life of 3.92 years.

During the nine months ended September 30, 2011, the Company recognized in the statement of operations as an expense $381,476 (nine months ended September 30, 2010 - $37,161). This amount was credited accordingly to additional paid-in capital in the balance sheet (see note 13).

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

(iii)

Expected life: 5 years (December 31, 2010 – 5 years)

(iv)

Expected dividends: $Nil (December 31, 2010 - $Nil)

d)

Common Share Purchase Warrants

As at September 30, 2011, the Company had outstanding and exercisable common share purchase warrants of 21,205,338 (December 31, 2010 – 14,688,672) entitling the holder to purchase one common share of the Company:

Date of Issue	Number of Warrants Issued	Exercise Price	Exercise Period (months)	Remaining Contractual Life (months)
April 29, 2010	4,000,000	$0.75	24	7
October 28, 2010 (1)	4,000,000	$0.90	12	7
October 29, 2010 (1)	333,334	$0.90	12	7
November 2, 2010 (1)	2,666,667	$0.90	12	7
November 18, 2010(1)	26,000	$0.90	12	7
December 22, 2010 (1)	3,662,671	$0.90	12	9
January 18, 2011 (1)	200,000	$0.90	12	10
January 24, 2011 (1)	250,000	$0.90	12	10
January 26, 2011 (1)	5,333,333	$0.90	12	10
January 27, 2011 (1)	200,000	$0.90	12	10
February 24, 2011 (1)	222,000	$0.90	12	11
March 4, 2011 (1)	33,333	$0.90	12	11
March 7, 2011 (1)	113,000	$0.90	12	11
March 15, 2011 (1)	165,000	$0.90	12	11
	21,205,338

(1) Warrant life extended by six months by the Company on October 5, 2011.  See subsequent event Note 16.

As of September 30, 2011, the weighted average price of the warrants was $0.47 (December 31, 2010 - $0.55).  The number of warrants that were cancelled, expired and exercised during the nine months ended September 30, 2011 was nil (see note 16) (year ended December 31, 2010 – nil).

The Black-Scholes option-pricing model was used to estimate values of the warrants granted based on the following assumptions:

(i)

Risk-free interest rate: 0.23% - 0.28% which is based on the US Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrants (December 31, 2010; 0.22% -1.01%)

(ii)

Expected volatility: 73.66% - 73.67%, which is based on the Company’s historical stock price (December 31, 2010; 60.14% - 73.66%)

(iii)

Expected life: 1 year (December 31, 2010; 1 - 2 years)

(iv)

Expected dividends: $Nil

e)

Canadian Dollar Common Share Purchase Warrants

As at September 30, 2011, the Company had outstanding and exercisable Canadian dollar common share purchase warrants of 561,250 (December 31, 2010 – nil) entitling the holder to purchase one common share of the Company:

Date of Issue	Number of Warrants Issued	Exercise Price	Exercise Period (months)	Remaining Contractual Life (months)
August 9, 2011 (1)	17,500	$1.26	12	10
August 17, 2011 (1)	2,500	$1.27	12	11
September 1, 2011 (1)	12,500	$1.28	12	11
September 12, 2011 (1)	127,500	$1.26	12	11
September 16, 2011 (1)	375,000	$1.27	12	12
September 19, 2011 (1)	20,750	$1.26	12	12
September 20, 2011 (1)	2,500	$1.26	12	12
September 26 , 2011 (1)	500	$1.21	12	12
September 27, 2011 (1)	2,500	$1.23	12	12
	561,250

 (1) The exercise price for the Canadian dollar common share purchase warrant is Cdn$1.25 for one share and converted at day of issue.

As of September 30, 2011, the weighted average price of the warrants was $0.35 (December 31, 2010 $nil).  The number of Canadian dollar common share purchase warrants that were cancelled, expired and exercised during the nine months ended September 30, 2011 was nil (year ended December 31, 2010 – nil). The Canadian dollar common share purchase warrants include both an equity and liability component.

The Black-Scholes option-pricing model was used to estimate values of the Canadian dollar common share purchase warrants granted based on the following assumptions:

(i)

Risk-free interest rate: 0.87% - 1.06% which is based on the Canadian marketable bonds, average yield 1-3 year rates in effect at the time of grant for bonds with maturity dates at the estimated term of the warrants (December 31, 2010; nil)

(ii)

Expected volatility: 75.68% - 80.45%, which is based on the Company’s historical stock price (December 31, 2010; nil)

(iii)

Expected life: 1 year (December 31, 2010; nil)

(iv)

Expected dividends: $Nil

During the nine-month period ended September 30, 2011, $70,333 was recorded as a loss on derivative financial instruments (nine months ended September 30, 2010 $nil).

f)

Loss Per Share

Loss per share was calculated on the basis of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2011, amounting to 58,276,316 and 58,776,050 common shares, respectively (three and nine months ended September 30, 2010 – 42,163,000 and 36,137,513 respectively).

Diluted loss per share was calculated using the treasury stock method. For the three and nine months ended September 30, 2011, 21,967,838 common shares related to stock options and warrants were anti-dilutive. As at September 30, 2010, 4,725,000 common shares related to stock options and warrants were anti-dilutive.

13.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine months ended	September 30, 2011	September 30, 2010
Cash paid during the period for:
Interest	-	-
Income Taxes	-	-

14.

INCOME TAXES

For income tax purposes the Company had $3,348,087 of net operating losses for the nine-month period ended September 30, 2011, which can be used to offset future taxable income. During the year ended December 31, 2010, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the cumulative loss carryforward has been fully reserved. The net operating loss carryforward is $10,310,000 at September 30, 2011. No income tax benefit has been recorded in the accompanying interim condensed consolidated financial statements since the recoverability of such assets will more likely than not be realized through known future revenue sources.

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

The following table indicates the impact of foreign currency risk on net working capital as at September 30, 2011. The table below also provides a sensitivity analysis of a 10 percent strengthening of the US dollar against the Omani rial and Canadian dollar as identified which would have increased (decreased) the Company’s net loss by the amounts shown in the table below. A 10 percent weakening of the US dollar against the Omani rial and Canadian dollar would have had the equal but opposite effect as at September 30, 2011.

	Omani Rial	Canadian Dollar

Cash	$ 38,370	$ 1,081,246
Prepaids and advances	42,948	-
Accounts payable	(45,152)	-
Accrued liabilities	(8,064)	(34,546)
Total foreign currency working capital	28,102	1,046,700
US$ exchange rate at September 30, 2011	2.5900	0.9540
Total foreign currency net working capital in US$	$ 72,784	$ 998,552
Impact of a 10% strengthening of the US$ on net loss	$ 7,278	$ 99,855

c)

FAIR VALUE HIERARCHY

The fair value of warrants (Note 2k) would be included in the hierarchy as follows:

	Fair Value Measurements at Reporting Dates Using:
September 30, 2011
Liabilities	Level 1	Level 2	Level 3
Canadian dollar common share purchase warrants	-	$214,767	-

16.

SUBSEQUENT EVENTS

On October 5, 2011 the Company extended the warrant life by a period of six months for the 17,205,338 warrants issued from October 28, 2010 to March 15, 2011 at an exercise price of $0.90 per share. The exercise price of these warrants is $0.90 at a rate of one warrant for one common share. See Note 12(d) for additional information.

The Company's common shares commenced trading on the TSX Venture Exchange on November 7, 2011 under the trading symbol “GNT”.

The Company also completed in November 2011 its previously announced brokered private placement equity financing (the "Brokered Financing"). Under the Brokered Financing, which was conducted by a Canadian securities dealer (the "Agent") as agent, the Company issued 2,163,000 units of the Company at a price of Usd$0.98 (Cdn$1.00) per unit for total gross proceeds of Usd$2,124,715 (Cdn$2,163,000). Each such unit consists of one common share of the Company and one-half of one warrant of the Company, with each full warrant entitling the holder to purchase one common share of the Company at a price of Usd$1.23 (Cdn$1.25) for a period of one year from the date of issuance of the warrant.

In consideration for its services, the Company paid to the Agent a cash fee equal to 8% of the gross proceeds of the Brokered Financing, and granted to the Agent compensation options (the "Compensation Options") equal to 8% of the number of units sold under the Brokered Financing. Each Compensation Option entitles the holder to purchase one common share of the Company at a price of Usd$0.98 (Cdn$1.00) for a period of two years from the date of issuance of the Compensation Option.

Item 2.   Management=s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations constitutes management=s review of the factors that affected our financial performance for the three (3) and nine (9) months ended September 30, 2011. This discussion is intended to further the reader=s understanding of the interim condensed consolidated financial condition and results of operations of our Company.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto contained elsewhere in this report and the December 31, 2010 audited consolidated financial statements. These historical financial statements may not be indicative of our future performance.

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

$

risks related to our properties being in the exploration stage

$

risks related to mineral exploration and development activities

$

risks related to our title and rights in and to our mineral properties

$

risks related our mineral operations being subject to government regulation

$

risks related to the competitive industry of mineral exploration

$

risks related to our ability to obtain additional capital to develop our resources, if any

$

risks related to the fluctuation of prices for precious and base metals

$

risks related to the possible dilution of our common stock from additional financing activities

$

risks related to our subsidiary activities

$

risks related to our shares of common stock

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

From December 31, 2008 to the date of this Report, the Company has not undertaken any substantive exploration activities at the Idaho Project.  As of the date of this Report, we intend to devote substantially all of our available resources to the exploration activities at the Oman Project, which we believe, is our most promising project. While the near-term outlook for copper prices and demand is uncertain, we believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines, the absence of significant new development projects and demand from Asia.

Results of Operations

Since our inception on March 24, 2005, we have been classified as an Aexploration stage company@ (as such term is defined in Securities Act Industry Guide 7(a)(4)(i)) with no producing mines and, accordingly, we do not produce income and have not generated any revenue. Our net loss for the three and nine months ended September 30, 2011 was $1,115,065 and $3,348,087 respectively, as compared to a net loss of $808,394 and $2,432,346 respectively for the three and nine months ended September 30, 2010.  The foregoing increases of $306,671 and $915,741 in respective net losses is attributable primarily to our increased drilling and geology costs related to the Oman Project (even though our costs related to geophysics decreased) and our increased general administrative activities, which included costs for items such as stock based compensation, salaries and professional fees.

During the three and nine months ended September 30, 2011, we spent approximately $765,125 and $2,229,947, respectively, in connection with the Oman Project and $14,967 and $122,914, respectively, in connection with the Idaho Project and are net of interest income. Such expenditures are consistent with our current intention to concentrate substantially all of our available resources towards the exploration of the Oman Project. We also incurred corporate and administrative costs of $468,310 and $1,040,113, respectively, for the three and nine months ended September 30, 2011, compared to $464,129 and $1,230,272 for the same period in 2010. These costs included salaries, general office expenses, general legal expenses and accounting and compliance costs.

Depreciation costs for the three and nine months ended September 30, 2011 were $36,661 and $125,166, respectively, compared to $38,674 and $107,751 of depreciation costs for the same periods in 2010.

Liquidity and Capital Resources

As of the date of this Report, we do not have sufficient financing to undertake a full exploration of either Project and there is no assurance that we will be able to obtain the necessary financing to do so.

Our net cash balance at September 30, 2011 was $7,808,283 compared to $5,331,916 as at December 31, 2010. The foregoing increase in our net cash balance was primarily due to financing activities that resulted in the issuance of common shares and warrants and $49,900 of investing activities which was the result of the sale of capital assets of $159,500, offset by capital asset additions of $109,600. However, even though the Company raised approximately $5,455,000 (after repayment of loans payable and due to related parties) through its financing and investing activities, our cash position only increased by $2,476,367 since our financing activities was offset by (i) $2,978,996 of operating activities, which consisted of exploration activities, general corporate costs and administrative costs and (ii) $109,600 of capital expenditures, resulting from the acquisition of various capital assets.

Total assets at September 30, 2011 were $26,493,396 compared to $24,013,220 as at December 31, 2010. The change in these balances reflects the acquisition of capital assets since December 31, 2010 as well as the increase in cash balance described above.

Current liabilities at September 30, 2011 were $1,345,189 compared to $1,481,182 as at December 31, 2010. This decrease in our current liabilities is the result of the timing of payment of accounts payable and accrued liabilities that were incurred in the first, second and third quarters of 2011.

Over the next twelve months, we estimate that we will incur, at a minimum (i) approximately $200,000 to maintain our rights to the Idaho Project, (ii) approximately $95,000 to maintain our rights to the Oman Project and (iii) approximately $1,000,000 for general and administrative expenses, which includes legal fees and audit fees. Since our cash balance at September 30, 2011 was $7,808,283, we believe that we have enough cash to satisfy what we believe to be our estimated minimum cash requirements for the next twelve months.

However, in addition to our estimated minimum capital requirements for the next twelve months, and considering that we intend to devote substantially all of our available resources to the Oman Project, based on the information currently available to us, we also believe that over the next twelve months we will require approximately $6,000,000 to undertake our contemplated exploration activities at the Oman Project and approximately $1,345,000 to discharge and/or reduce our current liabilities. When we consider the foregoing estimated expenses in addition to our estimated minimum capital requirements, we believe that we do not have enough cash to satisfy our contemplated plan of operation for the next twelve months. As such, the Company believes that it will need to raise additional financing to continue its contemplated operating and exploration activities through the third quarter of 2012. If we are unable to raise sufficient capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Oman Project and/or the Idaho Project.  There is no assurance that we will be able to obtain the necessary financing for the Oman Project and/or the Idaho Project on customary terms, or at all.

Going Concern

Due to our recurring net losses and negative cash flows from operations, the Form 10-K of the Company for the year ended December 31, 2010 included references to the Company’s ability to continue as a going concern. Our independent auditors had included an explanatory paragraph in their 2010 audit report concerning these matters which raise substantial doubt about the Company=s ability to continue as a going concern. Those financial statements did not include any adjustments that might be necessary if we were unable to continue as a going concern. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that would likely delay the exploration of the Oman Project.  There is no assurance that we will be able to obtain the necessary financing for the Oman Project on customary terms, or at all.

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

Changes in Accounting Policies

We did not change our accounting policies during the three and nine months ended September 30, 2011.

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

Changes in Internal Controls. During the quarter ended September 30, 2011, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

Audit Committee

On September 30, 2011, the Board of the Directors (the “Board”) executed that certain Action by Written Consent of the Directors In Lieu of a Special Meeting (the “Audit Committee Action”) which, among other things, established a formal audit committee (the “Audit Committee”) of the Board and adopted an audit committee charter. As of the date of this Report, the members of the Audit Committee are Rudolph de Bruin, David Twist and Simon F. W. Village, all of whom are also directors of the Company.  Each of Rudolph de Bruin, David Twist and Simon F. W. Village shall serve on the Audit Committee at the pleasure of the Board until the earlier of their resignation or removal.  Also, as of the date of this Report, Rudolph de Bruin serves as the Chairman of the Audit Committee, who serves at the pleasure of the Board until the earlier of his resignation or removal. The Board has determined that each of Rudolph de Bruin, David Twist and Simon F. W. Village meet the independence and financial expertise requirements under Rule 10A-3 of the Securities Exchange Act  of 1934 and that Rudolph de Bruin is designated as the “audit committee financial expert, as such term is defined  by Item  407(d) of Regulation S-K.

Ethics Code

On September 30, 2011, the Board executed that certain Action by Written Consent of the Directors In Lieu of a Special Meeting (the “Ethics Code Action”) which, among other things, authorized, approved and adopted a Business Conduct Policy (the “Ethics Code”) which is intended to foster a working environment to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with applicable regulatory agencies, (iii) compliance with applicable governmental laws, rules and regulations and (iv) the prompt internal reporting of violations of the Ethics Code to an appropriate person or persons identified in the Ethics Code. A copy of the Ethics Code is filed herewith as Exhibit 14.1. The Ethics Code Action also authorized, approved and adopted a Whistleblower Policy (the “Whistleblower Policy”) which is intended to foster a working environment where concerns regarding questionable business practices can be raised by employees, consultants, officers and directors without fear of any discrimination, retaliation or harassment. A copy of the Whistleblower Policy is also filed herewith as Exhibit 14.2.

Extension of Expiration Date of Designated Warrants

As previously reported by the Company in its filings with the United States Securities & Exchange Commission (the “SEC”), from October 19, 2010 through February 24, 2011, the Company sold 17,205,340 Units (as defined in this paragraph) to various U.S. Persons and non-U.S. Persons (as such terms are defined in Rule 902 of Regulation S of the Securities Act of 1933) and non-U.S. Persons (each a “Purchaser”) in a private offering (the “Previous Private Offering”) whereby each Unit (each a “Unit”) consisted of one (1) share of the $0.0001 par value common stock of the Corporation (the “Common Stock”) and one (1) warrant (a “Warrant”) to purchase one (1) share of Common Stock. The terms of each Warrant provided that the holder thereof is entitled to purchase one (1) share of Common Stock at a purchase price of ninety cents (US$0.90) per share of Common Stock at any time within twelve (12) months subsequent to the date of the issuance of the Warrant.

On October 5, 2011, the Board executed that certain Action by Written Consent of the Directors In Lieu of a Special Meeting which, among other things, authorized the Company to extend the warrant expiration dates of all the Warrants issued in the Previous Private Offering by six (6) months.

Approval of Listing on the TSX Venture Exchange

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2011, the TSX Venture Exchange (the “Exchange”) informed the Company that its application to list its shares of common stock on the Exchange has been accepted and the Company’s shares of common stock commenced trading on the Exchange on Monday, November 7, 2011 under the trading symbol “GNT.”

Item 6.   Exhibits.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (2)
3.02	Amendment to Amended and Restated Articles of Incorporation (3)
3.03	Amended and Restated Bylaws (13)
4.01	Warrant Indenture (14)
10.01	Mineral Lease Agreement and Option to Purchase Regarding the Idaho Project (5)
10.02	Assignment Agreement Regarding the Idaho Project (5)
10.03	Stock Exchange Agreement Regarding the Acquisition of APM Mining Limited (6)
10.03	Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.04	Novation Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.05	Amendment to the Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.06	Addendum to Earn-In-Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (12)
10.7	Earn-In Agreement With Respect to the Block 6 Copper Project in the Sultanate of Oman (7)
10.8	Gentor Resources 2010 Performance and Equity Incentive Plan (8)
10.9	Form of Non-Qualified Stock Option Agreement granted to Employees of the Company (9)
10.10	Form of Non-Qualified Stock Option Agreement granted to Consultants of the Company (9)
10.10	Employment Agreement For Peter Ruxton (10)
10.11	Agency Agreement (14)
14.1	Ethics Code (1)
14.2	Whistleblower Policy (1)
21.01	Subsidiaries (11)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as the principal executive officer of the Company (1)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as the principal financial officer of the Company (1)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as principal executive officer of the Company (1)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as principal financial officer of the Company (1)

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

(13)

Filed as part of the Form 8-K dated August 31, 2011 (filed August 31, 2011)

(14)

Filed as part of the Form 8-K dated November 2, 2011 (filed November 8, 2011)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: November 14, 2011

/s/ Peter Ruxton

____________________

By: Peter Ruxton, President and principal executive officer

Date: November 14, 2011

/s/ Donat Madilo

______________________

By: Donat Madilo, principal financial officer