Form 10-Q/A
period 2011-09-30
GENTOR RESOURCES, INC.
filed 2012-01-25
CIK 1346917

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2011, there were 62,753,840 shares of the registrant's $0.0001 par value Common Stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Gentor Resources, Inc. (the “Company”) for the quarterly period ended September 30, 2011, as filed with the Securities and Exchange Commission on November 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment provides the unaudited interim condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Item 6.   Exhibits.

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Articles of Incorporation (2)
3.02	Amendment to Amended and Restated Articles of Incorporation (3)
3.03	Amended and Restated Bylaws (13)
4.01	Warrant Indenture (14)
10.01	Mineral Lease Agreement and Option to Purchase Regarding the Idaho Project (5)
10.02	Assignment Agreement Regarding the Idaho Project (5)
10.03	Stock Exchange Agreement Regarding the Acquisition of APM Mining Limited (6)
10.03	Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.04	Novation Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.05	Amendment to the Earn-In Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (7)
10.06	Addendum to Earn-In-Agreement With Respect to the Block 5 Copper Project in the Sultanate of Oman (12)
10.7	Earn-In Agreement With Respect to the Block 6 Copper Project in the Sultanate of Oman (7)
10.8	Gentor Resources 2010 Performance and Equity Incentive Plan (8)
10.9	Form of Non-Qualified Stock Option Agreement granted to Employees of the Company (9)
10.10	Form of Non-Qualified Stock Option Agreement granted to Consultants of the Company (9)
10.10	Employment Agreement For Peter Ruxton (10)
10.11	Agency Agreement (14)
14.1	Ethics Code (15)
14.2	Whistleblower Policy (15)
21.01	Subsidiaries (11)
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as the principal executive officer of the Company (15)
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as the principal financial officer of the Company (15)
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Ruxton as principal executive officer of the Company (15)
32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Donat Madilo as principal financial officer of the Company (15)
101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (1)

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

(13)

Filed as part of the Form 8-K dated August 31, 2011 (filed August 31, 2011)

(14)

Filed as part of the Form 8-K dated November 2, 2011 (filed November 8, 2011)

(15)

Filed as part of the Form 10-Q for the Quarter Ending September 30, 2011 (filed November 15, 2011)

* XBRL (Extensible Reporting Business Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections of 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTOR RESOURCES, INC.

Date: January  25, 2012

/s/ Peter Ruxton

____________________

By: Peter Ruxton, President and principal executive officer

Date: January 25, 2012

/s/ Donat Madilo

______________________

By: Donat Madilo, principal financial officer